Form 10-K
period 1995-03-31
STANFORD TELECOMMUNICATIONS INC
filed 1995-06-27
CIK 725727

  ____________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
  ____________________________________________________________________________

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended March 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from         to
                                               -------    -----

                         Commission file number 0-12734

                        STANFORD TELECOMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                      94-2207636
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

               1221 Crossman Avenue                        94089
               Sunnyvale, California                    (Zip Code)
               (Address of principal
                executive offices)

               Registrant's telephone number, including area code:
                                 (408) 745-0818

           Securities registered pursuant to section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                                  Common Stock
                          Common Stock Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X       No
                               ----        ----

[X] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

As of May 1, 1995, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sale price of such stock on the National Market System as reported by NASDAQ, was $42,486,461. Shares of Common Stock held by each officer, director and ten percent stockholder of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Company's Common Stock outstanding on May 1, 1995 was 6,233,973.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended March 31, 1995 (the "Annual Report to Stockholders") are incorporated in Parts II and
IV. Portions of the proxy statement for the Annual Meeting of Stockholders to be held on June 28, 1995 (the "Proxy Statement") are incorporated by reference in Part III.

                                     PART I


ITEM 1.  BUSINESS

     Stanford Telecommunications, Inc. (the "Company") was incorporated in California in 1973 and reincorporated in Delaware in 1988. The Company designs, develops, manufactures, markets and supports advanced digital telecommunications systems and products for agencies of the U.S. Government and an increasing number of commercial customers. These systems and products are used in the areas of satellite communications, navigation and tracking, and wireless and digital cable telecommunications. The Company also provides network management and systems engineering services for many major government and commercial satellite programs. Stanford Telecom's systems, products and services utilize its advanced digital telecommunications technologies in a wide variety of applications, including TDMA and spread spectrum satellite communications, air traffic control, GPS instrumentation, wireless telephony and digital cable telecommunications.

Principle business areas of the Company include:

SATELLITE COMMUNICATIONS
     GROUND-BASED SYSTEMS: digital telecommunications systems for satellite communications, including ground terminals, satellite tracking and test equipment, and satellite transmission and receiving systems using TDMA, spread spectrum and other advanced technologies; secure voice digital interfaces; very small aperture terminal ("VSAT") receivers, and multiband SATCOM systems.

     NETWORK MANAGEMENT: network management systems; software, support and systems engineering for satellite communications; satellite signal monitoring and analysis systems.

NAVIGATION AND TRACKING
     FAA air traffic control modernization and systems engineering; GPS instrumentation and equipment; systems for vehicle tracking and information services.

WIRELESS AND DIGITAL CABLE
     Wireless telephony and digital cable telecommunications products for commercial applications, including voice and data over CATV, direct broadcast television, high-speed wireless LANs, and ASICs for digital signal processing telecommunications applications.

PRODUCTS, SYSTEMS, AND SERVICES.

SATELLITE COMMUNICATIONS

     Applications related to digital satellite communications have been the major component of Stanford Telecom's business since its inception. The Company provides its customers with both ground-based systems and network management.

     GROUND-BASED SYSTEMS

          SINGLE CHANNEL TRANSPONDER INJECTION SUBSYSTEM ("SCTIS"). The Company has employed its spread spectrum technology in the design, production and installation of high performance anti-jam uplink transmission systems for the U.S. Air Force which protect emergency messages being sent through the Defense Satellite Communications System against jamming and interception. Since the program commenced in 1978, the Company has delivered twelve SCTIS systems plus spare parts to the U.S. Air Force. The Company is presently under contract to develop enhancements that add receive and report-back capability to all of the SCTIS systems. Installation of these enhancements is expected to be completed at the SCTIS sites in fiscal year 1996. The Company is currently working on an Enhanced Link Simulation in support of SCTIS. The Company believes the U.S. Air Force is considering future enhancements and the Company remains in a good position to support future requirements.

          MILSTAR SATELLITE COMMUNICATIONS. The Company has been involved since 1981 in development of the U.S. Government's MILSTAR satellite communications program, designed to support stationary and mobile users in the joint military services in the 1990's. In addition to performing system engineering tasks, the Company has developed special test equipment in support of the MILSTAR program, including a subcontract for the MILSTAR EHF Test System to supply Lockheed with the ground terminals to test the MILSTAR satellites in orbit. Presently, the Company is under contract to upgrade its MILSTAR Test Terminal to support the Medium Data Rate (MDR) communication capabilities being added to the Milstar Block II satellites. The Company is currently engaged in development activities towards a proprietary low-cost portable MILSTAR terminal.

          TRACKING AND DATA RELAY SATELLITE SYSTEMS ("TDRSS"). The National Aeronautics and Space Administration (NASA) has launched a new series of spacecraft, the Tracking and Data Relay Satellites. These relay satellites will, for the first time, enable NASA to maintain almost continuous communications to the space shuttle and NASA satellites even when they are not in direct line-of-sight to tracking stations in the continental United States. The Company has several important roles in this billion dollar satellite system, including study and system engineering support, a major long-term subcontract for the support of the TDRSS network control, prime contracts to develop space/ground segment architecture for upgrading the TDRSS system, and assisting NASA in the design for a second TDRSS ground terminal. The Company has developed a portable S-band, spread spectrum transmitter and companion receiver designed for operation with TDRSS. The Company believes the market may be significant for these products although revenues from these products have not been material to date and there is no assurance that these products will gain market acceptance.

          VERY SMALL APERTURE TERMINAL ("VSAT") RECEIVERS. Stanford Telecom designed and developed, using proprietary Application Specific Integrated Circuits (ASICs), a digital satellite telecommunications receiver, namely, the STEL 9236 for VSAT satellite systems. One of the first applications of this product is for satellite broadcast of high quality music to stores and offices. This product performs digital signal processing functions required to receive the satellite signal and translate it into a stream of decoded data. The Company has received orders for approximately 9,000 VSAT receivers. The Company is also developing other subsystem-level VSAT products for customers involved in weather monitoring and data communications.

          The Company has entered into a joint agreement with TIW Systems to develop and produce a VSAT communications subsystem for their next generation VSAT terminal. SpaceCom Systems is using the Company's digital PSK demodulator assemblies for a VSAT receiver for their M2000 satellite communications system. Mainstream Data is using a Stanford Telecom "L-band to data stream" receiver board for a VSAT Direct Broadcast Data application that provides background music and digital information to businesses worldwide.

          DEFENSE INFORMATION INFRASTRUCTURE CONTINGENCY SATELLITE COMMUNICATIONS TERMINAL ("DSAT"). During fiscal 1995, the Company received a contract from the Defense Information Systems Agency for tri-band transportable satellite terminals. The DSAT terminals are valued in excess of $1 million each. The Company commenced delivery of the first units in January 1995. These satellite terminals are self-contained trailer-mounted with tri-band capability and can be configured for military, domestic and international satellites operating in C, X or Ku bands. The Company is under contract to deliver six DSAT terminals during fiscal 1996.

          TDMA GROUND SYSTEMS. Stanford Telecom has developed a thin route, point-to-multipoint TDMA ground system for satellite-based communications which provides efficient use of the satellite transponders and can provide substantial cost and flexibility advantages over conventional "time" or "frequency" division multiple access systems. In a typical SATCOM network the TDMA system will operate with a hub terminal and up to 32 remote terminals providing capacity on demand Demand Assignment Multiple Access services. Under contract with the U.S. Government, the Company developed and manufactured its TDMA system, the STEL 1105A, and has delivered approximately 330 systems to U.S. Government customers. The Company has also developed an advanced version of the TDMA system, the STEL 1105B, which has successfully completed customer field evaluation. The Company is pursuing opportunities in both the government and commercial sectors for its TDMA systems.

          SATELLITE READOUT STATION UPGRADE ("SRSU"). The Company, as a subcontractor to IBM for the U.S. Air Force, designed, developed and produced a ground-based satellite transmitting and receiving system for the SRSU program to transmit and receive signals through severe multipath channels. The Company's SRSU equipment is a follow-on enhancement of a project previously developed for the U.S. Air Force in the late 1980's.
     The design and development contract and all production units have been delivered. The Company's remaining contracts are for spare parts and depot support. The Company believes that the technology developed on this program is applicable to its high-speed wireless LAN products.

          SECURE VOICE DIGITAL INTERFACE PRODUCTS. Stanford Telecom has developed a line of standardized off-the-shelf digital interface products that operate with secure telephone units ("STU III's") produced by other vendors such as AT&T, General Electric, and Motorola. The Company's digital interface products provide an interface between digital satellite communications terminals and the public switched telephone network which is connected to STU III telephones. The Company's secure voice digital interfaces provide the voice compression, echo cancellation, signaling tones, and other interface functions for interconnection of the STU III's to the public switched telephone network. The Company has delivered approximately 600 secure voice digital interface units to U.S. Government customers since 1991, and is now applying this technology to the commercial VSAT market.

          SATELLITE-BASED CELLULAR SYSTEMS. In recent years a number of worldwide satellite-based cellular systems have been proposed, including TRW's Odyssey, INMARSAT-P, Motorola's IRIDIUM, and Loral-QUALCOMM's Globalstar. The Company has been carrying out research and development on the medium altitude Odyssey system being proposed by TRW. The Company hopes to play a key role in the ground station terminals that interface with the public switched telephone network. These are early stage development programs and no assurance can be given that these programs will be completed or that the Company's efforts in this area will be successful.

     NETWORK MANAGEMENT

          Stanford Telecom has been involved in a number of network management contracts for customers including the U.S. Government, INTELSAT, Martin Marietta, Hughes Network Systems, British Telecom, GTE Spacenet and EUTELSAT.

          INTELSAT COMMUNICATIONS SIGNAL MONITORING. In April 1993, the Company was awarded a $13 million multi-year contract to provide a signal monitoring system for the world's largest communication satellite network, owned and operated by INTELSAT, an international consortium of over 100 nations. Development and testing of the initial systems is nearing completion and the Company expects to ship and install the first of these systems in fiscal 1996. Over the past two fiscal years the Company has recognized losses totaling $3.5 million against the completion of this contract.

          DSCS OPERATIONAL CONTROL SYSTEM ("DOCS"). The Company developed, installed and now assists in the operation of an extensive network of computers and software which performs control and monitoring functions for the Defense Satellite Communication System ("DSCS"). Control of DSCS is complex due to the different types of multiple access techniques used and the need to react quickly to communications requirements and to hostile jamming actions. The task of optimizing and controlling the many thousands of parameters in the DSCS network is a sophisticated computational problem requiring both advanced computers and extensive information processing. In September 1992, the Company was awarded a DOCS Support Services contract with four one-year renewable options for an aggregate of $38 million for operations, hardware, and software support. The Company has received funding to continue work through government fiscal year 1995. The U.S. Government has not yet provided funding beyond the end of government fiscal year 1995 and the Company cannot be assured of additional funding for this contract.

          TRANSPONDER ACCESS CONTROL SYSTEMS ("TACS"). Stanford Telecom has developed commercial satellite signal monitoring systems that monitor various transponder performance including frequency, power, bandwidth, interference and unauthorized use to ensure that the satellite is functioning properly and efficiently. The Company has installed systems of this type for British Telecom, GTE Spacenet, EUTELSAT, and others.

          REPLACEMENT SATELLITE CONFIGURATION CONTROL ELEMENT ("RSCCE"). The Company has been awarded a contract from the U.S. Army to provide the configuration control element in support of network management for the U.S. Government s Defense Satellite Communication System. Under this contract, the Company will provide the software and hardware necessary to fully configure, test, and deliver this element of the satellite system. This contract will be performed throughout much of fiscal 1996 and 1997.

     NAVIGATION AND TRACKING

          Stanford Telecom is engaged in several projects dealing with navigation and position tracking, including work with the FAA on modernizing the nation's air traffic control system, GPS instrumentation, and vehicle tracking and information services.

          AIR TRAFFIC CONTROL SYSTEM MODERNIZATION. Since 1984, the Company has been supporting an FAA program to upgrade and modernize the nation's air traffic control and air transport navigation system. The Company s activities include air traffic control (ATC) automation and communications system engineering and support to FAA special projects activities such as the relocation of the Chicago O Hare ATC Tower Complex. The Company is also supporting the FAA in its acquisition of the new terminal area ATC automation system. The above activities are being conducted under two separate contracts: one to GSA/FEDSIM for communication system engineering and one to DOT for transportation system engineering and R&D support.

          In addition, the Company was awarded a long term contract to support the FAA s implementation of a Global Positioning System (GPS) Wide Area Augmentation System (WAAS). The FAA s WAAS Program is a central element of the FAA s plans to move toward a satellite based Air Traffic Control System. The WAAS, through supplementing the GPS system, will enable this system to become a sole means navigation source for en route and terminal area aviation navigation purposes. This will greatly enhance aircraft navigation capability and allow the FAA to provide a more cost effective navigation infrastructure for civil aviation in the National Airspace System. The Company has performed a central role in the development of the WAAS concept through support to concept definition, prototyping and field testing. This contract will leverage the Company s substantial in-house expertise in satellite navigation to the provision of technical support services addressing communications, navigation, hardware, software and test issues that surround development of the WAAS.

          GPS INSTRUMENTATION. Stanford Telecom played an important role in the development of the spread spectrum signal structure which is transmitted by satellites for the U.S. Air Force's GPS Navigation Satellite System. The Company also provides standardized off-the-shelf GPS navigation instrumentation products, including the STEL 7200 and STEL 7220 GPS Simulators, which allow laboratories, system integrators and manufacturers of receivers to perform an automated test of GPS equipment by simulating a wide range of vehicle motions, including aircraft flight, the motion of a ship or the route of a vehicle along a road. Automated testing with the Company's GPS simulators avoids time consuming dynamic testing on testbeds such as aircraft and ships.

          VEHICLE TRACKING AND INFORMATION SERVICES. The Company is developing two vehicle tracking systems. In both cases, the Company is working with other companies that will provide, install, and maintain the tracking system infrastructure and will market the services and products to potential end users. One system announced in April 1994 by NYNEX and Avis, Project Northstar, utilizes a cellular/GPS based technology to provide a variety of services to automobile users which include emergency roadside assistance, traveler information, detailed route directions, and vehicle theft alert. Car rental agencies believe that customer safety is a primary concern of their customers and Project Northstar can provide much needed security features. This system allows a service center to remotely monitor a subscriber's location on a computer map display and provides a variety of emergency and information services via the subscriber's cellular phone. Stanford Telecom performed a major role as the system integrator in support of NYNEX s Project Northstar and has developed significant portions of the software for this system. During fiscal 1995, the Company successfully completed a field trial associated with NYNEX s Project Northstar. NYNEX is currently demonstrating the system to potential investors. If further funding becomes available, the Company hopes to be selected as the overall systems integrator for the fully operational system. Since NYNEX has stated that it will not pursue the program without outside financing, there is no assurance that the Company will receive any further revenues from this program.

          The second system is designed primarily to track stolen vehicles and is not interactive. In this system, the vehicle transmits a spread spectrum coded pulse and is tracked by terrestrial triangulation with a number of fixed reference receivers using the Company's proprietary matched filter, downconverter and timing receiver ASICs. The Company has received a contract to apply this technology to a parolee tracking application. A demonstration of this application is scheduled during fiscal 1996. No assurance can be made that these systems will be completed and/or implemented or that they will gain market acceptance.

          The Company has also filed for a patent and is beginning to market a Cellular Positioning System. The Company s system is a terrestrial based navigation system designed to provide position location service for wireless communication systems, such as cellular telephony. There is no assurance that the Company s system will be completed and/or gain market acceptance.

     WIRELESS AND DIGITAL CABLE

          Stanford Telecom designs, manufactures and markets highly integrated digital communications products including ASICs, ASIC-based board level assemblies, and subsystems for a wide range of commercial applications including voice, data, and video over CATV, and digital wireless communications systems. While these products address a variety of markets, the applications are generally similar, that of performing the digital signal processing required to transmit and receive information.

          VOICE, DATA AND VIDEO OVER CATV SYSTEMS. Stanford Telecom works with leaders in the CATV industry to design and build a wide range of products for 2-way digital voice, data and video communications over hybrid fiber/coax (HFC) networks. The Company's unique technology provides high performance at low cost, thereby optimizing HFC distribution systems.

          This product family includes modem equipment for both the headend and subscriber portions of interactive CATV networks. Stanford Telecom produces demodulator boards for this application which are built around proprietary ASICs using either differential detection or burst coherent detection architectures. The Company has developed a core technology for burst QPSK demodulation which results in products that have very rapid acquisition times as well as robust performance in the presence of impulse noise. Stanford Telecom is currently supplying customized receivers for headend applications to several major communications equipment companies, and hopes to be producing such equipment for high volume production.

          A major equipment manufacturer has adopted Stanford Telecom's ASIC technology for use in its set-top box equipment for interactive applications. The STel 1103 BPSK/QPSK modulator ASIC is incorporated into systems being designed by several manufacturers for the subscriber portion of their telephony-over-cable systems. Other telephony-over-cable applications utilize the STel 2105 digital demodulator in the downstream portion of the system.

          SPREAD SPECTRUM WIRELESS SIGNAL PROCESSING. The Company has developed an advanced OCDMA architecture for Wireless Local Loop and PCS. A major initiative by DSC Communications uses this technology in a system which has been selected by international customers for wireless telephony applications. In June 1995 the Company and DSC signed a joint development agreement in which the Company will provide its radio frequency and modem technology, as well as its ASIC and waveform technology, to expand DSC s wireless local loop access system.

          In addition, the Company has developed an architecture for 20 Mbps-plus Wireless LAN links currently being adopted in Europe by ETSI. Stanford Telecom's spread spectrum technology is used for data transfer in fleet management applications.

          Stanford Telecom has integrated many complex digital signal processing functions into a single ASIC architecture for its STel 2000A Wireless Signal Processor. The STel 2000A can be used in a wide range of applications including wireless LANs, cordless telephones and telephone key systems.

OTHER BUSINESS

     In addition to its principle business areas, the Company is also engaged in two other related business areas consisting of: (i) contract manufacturing services for electronics assembly by the Company's Manufacturing and Quality Assurance division ("MQA"); and (ii) specialized quick reaction services by the Company's Applied Technology Operations division ("ATO"). ATO develops specialized products and services primarily for the U.S. Government in the areas of communications, signal intelligence and technical security with applications such as specialized antennas, microwave amplifiers and receivers, and spread spectrum transmitters. ATO also supports other areas of the Company in the development of high technology programs such as microwave integrated circuits.

MANUFACTURING.

     Stanford Telecom's products are generally manufactured from standard components, its proprietary ASICs and other components or subsystems produced to the Company's specifications. Most of the Company's current products contain microprocessors for which proprietary software is designed and tested by the Company's engineers. The Company does not have a semiconductor foundry or fabrication facility. For the production of ASICs, the Company contracts with companies that have foundry capability including Zilog (under a strategic relationship), LSI Logic, Hitachi, and AT&T Microelectronics.

     In many cases only a single source is available for specific components, and thus there is a risk of delay in delivering finished systems within contractual schedules. The Company attempts to minimize this risk by securing second sources, finding alternate technologies to perform the same function and maintaining adequate inventories of single source components. To date the Company has experienced no material adverse impact due to component unavailability, product returns or contract renegotiations. Many of the Company's products are covered by a 90-day to one-year warranty under which the Company will repair or replace defective parts. To date, warranty expense has not been significant.

     During fiscal 1993, the Company began to pursue opportunities in commercial contract manufacturing. In January 1993, the Company acquired the assets of a small electronics assembly firm in Fremont, California, which is now part of the Company's MQA division. The Company offers its contract manufacturing services to commercial customers. Revenues for the Company's contract manufacturing business amounted to approximately 10% of total revenues for fiscal year 1995, an increase from approximately 6% of revenues experienced during fiscal year 1994. The Company's Sunnyvale facilities received ISO-9002 certification during fiscal year 1994. During fiscal year 1995, the MQA division expanded its operations to a new facility adjacent to its existing Sunnyvale location.

 MARKETING AND CUSTOMERS.

     The Company markets its products and services to agencies of the U.S. Government, prime contractors to these agencies and an increasing number of commercial customers. The Company's marketing is conducted by its management and technical staff, and in the case of its commercial business, domestic and international sales representatives are also utilized. The Company's marketing efforts for its government business consist of responding to requests for proposals and solicitations for bids from U.S. Government agencies or prime contractors to these agencies and direct marketing of its off-the-shelf, standardized products. The Company markets its ASICs and commercial products primarily through its direct sales personnel consisting of four full-time employees, 22 independent sales representatives covering the U.S. and Canada and 17 other independent sales representatives covering other international territories. The Company also places advertisements for commercial products, particularly its ASIC products, in a number of trade magazines and participates in trade shows and industry symposiums.

     During the fiscal years ended March 31, 1995, 1994 and 1993 approximately 69%, 73% and 82%, respectively, of the Company's revenues were attributable to contracts with numerous agencies of the U.S. Government. No single contract accounted for more than 10% of revenues during fiscal 1995, 1994 or 1993. Some of the Company's U.S. Government sales are made under letter contracts in which the final contract price is agreed upon after work has begun. To date, the Company has had a small amount of revenue from international customers. Such sales are often subject to U.S. State Department approval and export license requirements.

COMPETITION.

     Competition is intense among providers of digital telecommunications equipment, products and services. In the Company's government business, competitors include major defense contractors, telecommunications equipment and electronics firms, and systems integrators, most of which have significantly greater financial, marketing and operating resources than the Company, as well as broader product lines and technological capabilities. As a result of reduced defense spending by the U.S. and other governments, competition has become more intense in the Company's government business. Although no single competitor competes with the Company in all of its product lines, a number of competitors such as California Microwave, General Electric, Harris Corporation, Raytheon, Rockwell International and SPAR Aerospace, compete with the Company in various market segments. Certain of the Company's customers have technological capabilities in the Company's product areas and could choose to develop and manufacture certain products themselves rather than purchase from suppliers such as the Company. As the Company continues to transition to more commercial business, it expects to face new and increasing competition with respect to its commercially oriented products and services. The Company believes that, in its highly specialized technical environment, price, performance, reputation, reliability, on-time delivery and customer support are the primary competitive factors among companies having similar technical capabilities.

BACKLOG AND BOOKINGS.

     Funded backlog includes: (i) projects and orders covered by signed contracts for which the government has specifically allocated funding; and (ii) purchase orders from commercial customers. The Company's backlog is largely attributable to agencies of the U.S. Government. In the case of certain long-term contract awards, the U.S. Government typically makes the funds available over the life of the contract as opposed to the time of the contract award. In such cases the Company reports as funded bookings only the amount of the funds specifically allocated and the resultant backlog as funded backlog. The Company does not include unexercised options in backlog. The Company's funded bookings for fiscal years 1995 and 1994 were $127.8 million and $106.6 million, respectively, and the Company's backlog at the end of fiscal years 1995 and 1994 was $72.5 million and $59.1 million, respectively. At March 31, 1995 backlog from the Company's government and commercial businesses were approximately $45.6 million and $26.9 million, respectively. There is no assurance that funded backlog will be completed and booked as revenue. The Company's contracts typically contain contingency provisions permitting termination by the customer at any time. Cancellation of pending contracts or termination or reductions of contracts in progress may have a material adverse effect on the Company's results of operations.

RESEARCH AND DEVELOPMENT.

     The telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products. The Company believes that its continued success depends in large part on its ability to develop new and enhanced digital telecommunications products. The Company conducts extensive research, development and engineering activities with the objective of developing products and systems that provide for cost-effective, high-quality satellite communications and digital wireless telecommunications. Since its inception, the Company has developed a number of innovative and proprietary digital telecommunications technologies through a combination of customer and internally funded research and development. A significant portion of these expenditures include bid and proposal expenditures which are largely the initial advanced technology development efforts directed toward a specific product or technical task for which the Company must show technical viability. Company-funded expenditures for research and development including bid and proposal activities for fiscal years 1995, 1994, and 1993 were approximately $7.7 million, $6.4 million, and $6.9 million, respectively, which represented 6.8%, 6.5%, and 7.5% of total revenues, respectively.

     The Company's revenues have historically been derived primarily from performing contract research and development and engaging in limited production contracts with agencies of the U.S. Government and their prime contractors. As a result, a substantial portion of the digital telecommunications research and development performed by the Company since its inception has been funded by its customers and recorded as revenues by the Company. Accordingly, the cost of performing this customer-funded research and development is included in "Direct and Indirect Costs" in the Company's financial statements. The Company is continually seeking to develop new products for commercial applications to leverage its leading digital telecommunications technologies that have been funded through many military and government research and development contracts since the early 1970's.

EMPLOYEES.

     As of March 31, 1995, the Company employed 865 full-time and 27 part-time employees and 17 professional consultants. Of the full-time and part-time employees, 432 are in technical operations, 181 in manufacturing operations, and 279 in management and support for technical and corporate operations. The majority of the Company's employees are highly skilled technical personnel. Several are nationally known leaders in the field of digital telecommunications. Over 490 employees hold advanced degrees, including approximately 27 with doctoral degrees. None of the employees are represented by a labor union and the Company has never had a work stoppage. The Company believes its employee relations to be excellent. Due to the nature of the Company's business, a large number of its technical employees must obtain security clearances from the U.S. Government, which limits the available pool of eligible candidates for such positions to those who can satisfy prerequisites for such clearances.

PATENTS AND PROPRIETARY RIGHTS.

     The success of the Company's business depends in part upon its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. Although the Company has obtained patents covering certain of its technologies, it believes that the ownership of patents has not generally been a significant factor in its government business and that its success depends primarily on innovative skills, technical competence, and the marketing and managerial abilities of its personnel. The Company relies on a combination of trade secrets, copyrights, patents, nondisclosure agreements and technical measures to protect its proprietary rights in its products and technology. Such protection may not preclude competitors from developing products with features similar to the Company's products. The Company believes that patents may play an increasingly important role in its commercially oriented business and during the past two years has been active in expanding the number of its patent applications filed with the U.S. Patent and Trademark Office. The Company requires its employees to execute proprietary rights and nondisclosure agreements and to maintain the confidentiality of the Company's proprietary information.

GOVERNMENT REGULATION.

     The Company's operations are subject to compliance with regulatory requirements of federal, state and local authorities, including regulations concerning employment obligations and affirmative action, workplace safety and protection of the environment. In addition, many of the Company's products and proposed products are or will be subject to various regulations including regulations promulgated by the Federal Communications Commission, the FAA and the DoD. While compliance with applicable regulations has not adversely affected the Company's operations in the past, there can be no assurance that the Company will continue to be in compliance in the future or that these regulations will not change.

     In addition, the Company must comply with detailed government procurement and contracting regulations and with U.S. Government security regulations, including those necessary to maintain required facility clearances. Certain of these regulations carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Failure of the Company to comply with its government procurement, contracting or security obligations could result in penalties or suspension of the Company from government contracting, which would have a material adverse effect on the Company's results of operations.

     The Company is required to maintain a U.S. Government facility clearance at most of its locations. This clearance could be suspended or revoked if the Company is found not to be in compliance with applicable security regulations. Any such revocation or suspension would delay the Company's delivery of its products to customers. Although the Company has adopted policies designed to assure its compliance with applicable regulations and there have been no suspensions or revocations of any of its facilities, there can be no assurance that the approved status of the Company's facilities will continue without interruption.

LITIGATION

     The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect on its financial position or results of operations.

     In August 1993, Techsonic Industries, Inc. ("Techsonic") filed for arbitration in Dallas, Texas, in a dispute concerning performance under a GPS product development and marketing agreement entered into in July 1990 between the Company and Techsonic. The Company filed a demand for arbitration of counter-claim in September 1993 in Dallas against Techsonic, whereby the Company was seeking relief for breach of contract, anticipatory breach, fraud, negligent misrepresentation, punitive damages, costs and attorneys' fees in an amount exceeding $2.3 million, but not exceeding $5 million. The arbitration hearing was completed in November 1994. On December 16, 1994, Stanford Telecom was informed that the Arbitrators ordered the Company to pay to Techsonic approximately $1.6 million and denied the counterclaim submitted by the Company. The total cost of the unsuccessful arbitration was approximately $2.1 million and included all legal expenses, arbitration costs, and the write-off of a small quantity of inventory and was reflected in the results of the third quarter of fiscal year 1995.

ITEM 2.  PROPERTIES

     The Company's headquarters and principal engineering and manufacturing facilities are currently located in four adjacent buildings in Sunnyvale, California where it leases approximately 172,000 square feet. The Company's Sunnyvale facility leases will expire in the year 2000. The leases contain options for renewal under terms and conditions to be negotiated at the time of expiration. The Company's Fremont, California facility of approximately 14,300 square feet is currently being subleased to another tenant. The lease will expire in 1996. The sublease will expire in 1995. The Company also leases approximately 84,000, 34,000, 30,900 and 11,300 square feet of office space in Reston, Virginia, Colorado Springs, Colorado, Annapolis Junction, Maryland and Seabrook, Maryland, respectively, which space is used primarily for the performance of study, system engineering and special hardware contracts. The Reston facility leases expire in 1997 through 2001. The Colorado Springs, Annapolis Junction and Seabrook leases expire in 1999, 2003 and 1995, respectively. The Company believes its current facilities are suitable and adequate for the Company's operations over the next fiscal year.

ITEM 3.  LEGAL PROCEEDINGS.

See "Litigation" above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable.
                                     PART II


ITEM 5. - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

Incorporated by reference from page 24 of the Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA.

Incorporated by reference from page 24 of the Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Incorporated by reference from pages 13 through 15 of the Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements of Stanford Telecommunications, Inc. as of March 31, 1995 and March 31, 1994 and for each of the three years in the period ended March 31, 1995 and the report of independent public accountants thereon are incorporated by reference from pages 16 through 23 of the Annual Report to Stockholders.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below are the names and ages of the executive officers and directors of the Company, their principal occupations at present and for the past five years, certain directorships held by each, and the year in which each became a director or executive officer of the Company.

Dr. James J. Spilker, Jr. (age 61), a founder of the Company, currently serves as Chairman of the Board. From the Company's organization in May 1973 until August 1981, Dr. Spilker was Chairman of the Board, Executive Vice President and Technical Director. He served as President and Chief Executive Officer from August 1981 to June 1995.

Dr. Val P. Peline (age 64) has served as President and Chief Executive Officer of the Company since June 1995. Dr. Peline was elected as a Director of the Company in October 1985. Dr. Peline served as President of Lockheed Corporation's Electronic Systems Group from 1987 to March 1995. Dr. Peline had been President of the Lockheed Space Division from 1984 to March 1987.

Mr. Michael Berberian (age 61), a private investor, was appointed to fill a vacancy on the Board of Directors in December 1989. From 1973 to 1990 he served on the Board of Directors of Lockheed Corporation.

Mr. John W. Brownie (age 61), a founder of the Company, served as Executive Vice President from June 1982 to January 1985 and General Manager from July 1981 to January 1985 when he retired from the Company. He was a Director and Vice President commencing with the Company's organization in May 1973.

Dr. P. Marshall Fitzgerald (age 62), a founder of the Company, has served as a Director since its organization in May 1973 and as President from May 1973 to July 1981 when he retired from the Company.

Mr. Milton W. Holcombe (age 62) was appointed to fill a vacancy on the Board of Directors in September 1990. Mr. Holcombe served as President of Chrysler Technologies Airborne Systems, Inc. from 1988 to 1990. In 1970 he co-founded Electrospace Systems, Inc. where he served as Group Vice President and Assistant Treasurer.

Mr. Leonard Schuchman (age 58) was elected as a Director of the Company in April 1985. Mr. Schuchman joined the Company in January 1976 and became Vice President in February 1977. In March 1982, he was promoted to Senior Vice President responsible for directing the Company's Systems Engineering Division. In March 1994 he was appointed President of the Company's Systems Integration Group.

Dr. C. Jerome Waylan (age 53) was appointed to fill a vacancy on the Board of Directors in May 1994. Dr. Waylan has served as Executive Vice President with GTE Personal Communications since 1993. Prior to his current position, Dr. Waylan served as President of GTE Spacenet Corporation from 1985 to 1993. Dr. Waylan founded the Southern Pacific Satellite Company in 1981, which was acquired by GTE in 1983.

Mr. Charles L. Gandy (age 63) joined the Company as Vice President in September 1986. In November 1990 he was elected Senior Vice President. Prior to joining the Company he was employed by the National Security Agency for thirty-one years and served most recently with NSA as Chief of the Special Programs Group.

Dr. John E. Ohlson (age 55) joined the Company in March 1981 as Director of Telecommunications Programs Operations and became Vice President in January 1982. In February 1991 he was named Director of Military Ground Terminals and in June 1991 elected Senior Vice President. Dr. Ohlson directed the Satellite Communications Group from June 1992 to November 1994. Dr. Ohlson was named as the Company's Chief Technical Officer in November 1994.

Mr. Gary S. Wolf (age 44) joined the Company in May 1978 and was elected Vice President, Chief Financial Officer, Secretary and Treasurer in December 1984. In November 1990, he was elected Senior Vice President.

Mr. Hatch Graham (age 34) joined the Company in August 1987 and was named as Operational Vice President in December 1990. In July 1993 he was promoted to Group Vice President and in March 1994 he was elected Corporate Vice President and currently directs the Telecom Products Group.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and certain shareholders to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission. All Section 16(a) filing requirements were complied with during the Company s fiscal year ended March 31, 1995. The Company's knowledge is based on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the Company's fiscal year ended March 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive Compensation" of Directors and Executive Officers in the Company's Proxy Statement is incorporated herein by reference and made a part hereof in response to the information required by this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Stock Ownership" in the Company's Proxy Statement is incorporated herein by reference and made a part hereof in response to the information required by this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Inapplicable.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this report:

                                                         Reference Page
                                                         --------------

                                                        1995
                                                       Annual
                                                       Report    Form 10-K
                                                       ------    ---------
1.             Financial Statements.
               --------------------

          Report of Independent Public
          Accountants                                    16

          Statements of income for each
          of the three years in the period
          ended March 31, 1995                           16

          Balance sheets at March 31, 1995 and
          March 31, 1994                                 17

          Statements of shareholders' equity for
          each of the three years in the period
          ended March 31, 1995                           18

          Statements of cash flow for each of
          the three years in the period ended
          March 31, 1995                                 19

          Notes to financial statements                  20

2.        FINANCIAL STATEMENT SCHEDULES

          II - Valuation and Qualifying Accounts                     19

          All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

          With the exception of such information in the Annual Report to Stockholders incorporated herein by reference, the Annual Report to Stockholders is not deemed "filed" as part of this report.

3.   EXHIBITS.

Exhibit Number                               Description
- --------------                               -----------

3.1(3)         Certificate of Incorporation, as amended (Exhibit 3.1).

3.2(3)         Bylaws, as amended (Exhibit 3.2).

4.1(8) Rights Agreement dated as of May 9, 1995 between the Company and The First National Bank of Boston.

10.1(7) Consolidated, Amended and Restated Deed of Lease for the premises located at 1761 Business Center Drive, Reston, Virginia dated October 1, 1993 between the Company and the Variable Annuity Life Insurance Company.

10.2(2)        1982 Stock Option Plan, as amended, and form of Agreements
               (Exhibit 10.6).

10.3(1)        Series B Restricted Stock Plan. (Exhibit 10.7).

10.4(7)        Bonus Plan (March 1993 revision).

10.5(4)        Officer Incentive Compensation Plan (January 1990 revision).
               (Exhibit 10.22).

10.6(5)        1992 Employee Stock Purchase Plan.

10.7(6) Lease dated November 19, 1992 for 480 Java Drive, Sunnyvale, California, 440 Moffett Park Drive, Sunnyvale, California, and 1221 Crossman Avenue, Sunnyvale, California.

10.8(7) Office Lease Agreement for 141 National Business Parkway, Annapolis Junction, Maryland dated March 1, 1993 between the Company and Constellation Real Estate, Inc.

10.9(7) Credit Agreement (Including Overdraft Facility) dated July 31, 1993 between the Company and Bank of America National Trust and Savings Association.

10.10 First Amendment to Credit Agreement dated September 19, 1994 between the Company and the Bank of America National Trust and Savings Association.

10.11 Statement regarding computation of per share earnings incorporated by reference to Note 4 to the Company's Financial Statements contained in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1995.

13.1 Annual Report to Stockholders for the fiscal year ended March 31, 1995.

24.1           Consent of Arthur Andersen LLP, independent public accountants.

25.1           Power of Attorney (included on page 16 hereof).

___________________________


(l) Incorporated by reference to the exhibit set forth in parenthesis from the Company's Registration Statement on Form S-l, No. 2-85894.

(2) Incorporated by reference to the exhibit set forth in parenthesis from the Company's Annual Report on Form l0-K for the fiscal year ended March 31, 1987.

(3) Incorporated by reference to the exhibit set forth in parenthesis from the Company's Annual Report on Form l0-K for the fiscal year ended March 31, 1989.

(4) Incorporated by reference to the exhibit set forth in parenthesis from the Company's Annual Report on Form l0-K for the fiscal year ended March 31, 1990.

(5) Incorporated by reference to the exhibit set forth in parenthesis from the Company's Annual Report on Form l0-K for the fiscal year ended March 31, 1992.

(6) Incorporated by reference to the exhibit set forth in parenthesis from the Company's Annual Report on Form l0-K for the fiscal year ended March 31, 1993.

(7) Incorporated by reference to the exhibit set forth in parenthesis from the Company's Registration statement on Form S-1, No. 33-72720.

(8) Incorporated by reference to the exhibit set forth in parenthesis from the Company's Registration statement on Form 8-A, dated May 24, 1995.


REPORTS OF FORM 8-K


No Form 8-K was filed with the Securities and Exchange Commission since January 3, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                STANFORD TELECOMMUNICATIONS, INC.


Dated: June 23, 1995               /s/ J. Spilker
                                ----------------------------------------
                                James J. Spilker, Jr.
                                Chairman of the Board

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James J. Spilker, Jr. and Gary S. Wolf and both of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                     Title                Date
             ---------                    -----                 ----

/s/ James J. Spilker, Jr.          Chairman of the Board    June 23, 1995
- -------------------------
James J. Spilker, Jr.


/s/ Val P. Peline                  President (Principal     June 23, 1995
- -----------------------            Executive Officer) and
Val P. Peline                      Director


/s/ Gary S. Wolf                   Senior Vice President,   June 23, 1995
- ---------------------              Treasurer and Secretary
Gary S. Wolf                       (Principal Financial
                                   and Accounting Officer)

/s/ Michael Berberian              Director                 June 12, 1995
- ---------------------
Michael Berberian

/s/ John W. Brownie                Director                 June 14, 1995
- -------------------
John W. Brownie


/s/ P. Marshall Fitzgerald         Director                 June 14, 1995
- --------------------------
P. Marshall Fitzgerald


/s/ Milton W. Holcombe             Director                 June 23, 1995
- ----------------------
Milton W. Holcombe


/s/ Leonard Schuchman              Sr. Vice President       June 23, 1995
- ---------------------              and Director
Leonard Schuchman


/s/ C. J. Waylan                   Director                 June 23, 1995
- ----------------
C. J. Waylan

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULES


To Stanford Telecommunications, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Stanford Telecommunications, Inc.'s annual report to stockholders incorporated by reference in this Form l0-K, and have issued our report thereon dated May 2, 1995 (except with respect to the matter discussed in Note 9 as to which the date is May 9, 1995). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed at Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             ARTHUR ANDERSEN LLP

San Jose, California
May 2, 1995

                                   SCHEDULE II

                        STANFORD TELECOMMUNICATIONS, INC.
                        Valuation and Qualifying Accounts
                        Three years ended March 31, 1995
                                 (In Thousands)


ALLOWANCE FOR DOUBTFUL ACCOUNTS


                    Bal. at Beg.     Charged to                 Bal. at End
     Year            of period       expense      Deductions    of Period
     ----            ----------      ----------   ----------    -----------

     1993               $100            $  75            0          $175
     1994               $175              375          (307)        $243
     1995               $243              541          (134)        $650