Form 10-Q/A
period 1995-06-30
STANFORD TELECOMMUNICATIONS INC
filed 1995-07-26
CIK 725727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to__________________

Commission file number 0-12734

                        STANFORD TELECOMMUNICATIONS, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     94-2207636
          --------                                     ----------
(State or other jurisdiction of incorporation          (I.R.S. Employer
  or organization)                                     Identification No.)

                   1221 Crossman Avenue, Sunnyvale, CA  94089
                   ------------------------------------------
                    (Address of principal executives offices)
                                   (Zip Code)

                                  408/745-0818
                                  ------------
              (Registrant's telephone number, including area code)

                                  -------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes_X_   No___

                       APPLICABLE ONLY TO CORPORATE USERS:
     Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of the latest practical date.

                          6,250,082 as of July 19, 1995

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        STANFORD TELECOMMUNICATIONS, INC.
                         CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed financial statements have been prepared in all material respects in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Stanford Telecommunications, Inc. 1995 Annual Report.

The results of operations for the first three months of fiscal year 1996 ended June 30, 1995 are not necessarily indicative of results to be expected for the entire year ending March 31, 1996.

                        STANFORD TELECOMMUNICATIONS, INC.
                            CONDENSED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)



                                                                        JUNE 30,      MARCH 31,
ASSETS                                                                    1995          1995
                                                                       ---------      ---------
  Current assets:                                                     (unaudited)
    Cash and cash equivalents                                           $ 1,224        $ 2,910
    Short-term investments                                                8,898          9,907
    Accounts receivable                                                  24,503         22,930
    Unbilled receivables                                                 13,101         16,891
    Inventories                                                          19,267         15,798
    Prepaid expenses                                                      4,135          3,558
                                                                        -------        -------

               Total current assets                                      71,128         71,994
                                                                        -------        -------

  Property and equipment at cost:
    Test equipment and machinery                                         39,355         38,108
    Furniture and fixtures                                                2,924          2,889
    Leasehold improvements                                                3,071          3,052
                                                                        -------        -------
                                                                         45,350         44,049
    Less:  Accumulated depreciation and amortization                    (29,405)       (28,441)
                                                                        -------        -------
      Net property and equipment                                         15,945         15,608
                                                                        -------        -------

  Other assets                                                              488            403
                                                                        -------        -------

                                                                        $87,561        $88,005
                                                                        -------        -------
                                                                        -------        -------


LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current maturities of long-term obligations                         $   147        $   158
    Accounts payable                                                      8,579         11,268
    Advance payments from customers                                       2,003            963
    Accrued liabilities                                                  10,614         10,183
    Accrued and current deferred income taxes                               977          1,463
                                                                        -------        -------

               Total current liabilities                                 22,320         24,035
                                                                        -------        -------

  Long-term obligations, less current maturities                            134            161
                                                                        -------        -------
  Other long-term liabilities                                               898            927
                                                                        -------        -------
  Deferred income taxes                                                     785            785
                                                                        -------        -------

  Shareholders' equity:
    Common shares - par value $.01; 15,000 shares authorized
      Outstanding - 6,250 shares at June 30, 1995                            63             62
                  - 6,234 shares at March 31, 1995
    Paid in capital                                                      37,251         37,051
    Retained earnings                                                    26,110         24,984
                                                                        -------        -------
               Total shareholders' equity                                63,424         62,097
                                                                        -------        -------

                                                                        $87,561        $88,005
                                                                        -------        -------
                                                                        -------        -------


See accompanying notes.

                        STANFORD TELECOMMUNICATIONS, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                        ----------------------
                                                                         1995            1994
                                                                        ------          ------
Revenues                                                                $35,952        $24,645

Cost of revenues                                                         29,876         19,244
                                                                        -------        -------

  Gross Profit                                                            6,076          5,401

Expenses:

  Research and development                                                1,793          2,032
  Marketing and administrative                                            2,659          2,000
                                                                        -------        -------

    Total expenses                                                        4,452          4,032

Operating income                                                          1,624          1,369

Interest income, net                                                        178            180
                                                                        -------        -------

Income before income taxes                                                1,802          1,549

Provision for income taxes                                                 (676)          (557)
                                                                        -------        -------

    Net income                                                          $ 1,126        $   992
                                                                        -------        -------
                                                                        -------        -------

Weighted average common shares and equivalents                            6,272          6,221

Net income per share                                                    $  0.18        $  0.16
                                                                        -------        -------
                                                                        -------        -------

See accompanying notes

                        STANFORD TELECOMMUNICATIONS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                        ----------------------
                                                                         1995            1994
                                                                        ------          ------
Cash flows from operating activities:
  Net income                                                            $ 1,126        $   992
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                         1,190          1,085
    Issuances of stock to employees under bonus and award plans              47             14
    Provision for losses on receivables and contracts                        65            157
    Loss on retirements of property and equipment                            15            --
  (Increase) decrease in assets:
    Receivables billed and unbilled                                       2,129         (2,167)
    Inventories                                                          (3,446)          (605)
    Prepaid expenses and other assets                                      (662)          (146)
  Increase (decrease) in liabilities:
    Accounts payable, advance payments, and accrued expenses             (1,218)        (1,101)
    Other long-term liabilities                                             (29)           --
    Accrued and deferred income taxes                                      (486)           493
                                                                        -------        -------

      Net cash used in operating activities                              (1,269)        (1,278)
                                                                        -------        -------

Cash flows used in investing activities:
    Proceeds from maturities of short-term investments                    1,009            960
    Purchase of property and equipment                                   (1,632)        (1,171)
    Proceeds from sale of property and equipment                             90            --
                                                                        -------        -------

      Net cash used in investing activities                                (533)          (211)
                                                                        -------        -------

Cash flows from financing activities:
    Payments on capital lease obligations                                   (38)           (40)
    Proceeds from transactions under stock plans                            154            114
                                                                        -------        -------

      Net cash provided by financing activities                             116             74
                                                                        -------        -------

Net decrease in cash and cash equivalents                                (1,686)        (1,415)

Cash and cash equivalents at beginning of period                          2,910          5,840
                                                                        -------        -------

Cash and cash equivalents at end of period                              $ 1,224        $ 4,425
                                                                        -------        -------
                                                                        -------        -------


See accompanying notes.

                        STANFORD TELECOMMUNICATIONS, INC.
                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                  JUNE 30, 1995


1.   Net income per share

     Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Common stock equivalents consist of the dilutive effect of outstanding options to purchase common stock. Fully diluted net income per share is substantially the same as reported net income per share.

2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and related indirect expenses. General and administrative costs are only included in inventory for government contracts, as such costs are reimbursed by the government.

     The components of inventory are (in thousands):


                                                        June 30,      March 31,
                                                          1995          1995
                                                        --------      ---------
     Raw materials and supplies                         $   229       $   175
     Work-in-progress                                    16,680        13,027
     Finished goods                                       1,703         1,820
     Allocated general and administrative costs             769           938
     Less:  progress billings                              (114)         (162)
                                                        -------       -------
                                                        $19,267       $15,798
                                                        -------       -------
                                                        -------       -------

3.   Stock Purchase Rights

     On May 9, 1995 the Board of Directors adopted a Stockholders Rights Plan and declared a dividend of one Common Share Purchase Right (the "Right") for each share of the Company's common stock outstanding on May 25, 1995. Each Right entitles the holder thereof to purchase one share of the Company's common stock for $60. The Rights will be exercisable if a person or group acquires 15% or more of the Company's common stock. Upon such acquisition, each Right (other than those held by the acquiring person or group) will be exercisable for the number of shares of the Company's common stock having a market value at that time of twice the exercise price of the Right. If the Company subsequently enters into certain business combinations, each Right (other than those held by the acquiring person or group) will be exercisable for that number of shares of common stock of the other party to the business combination having a market value of two times the exercise price of the Right. The Rights are subject to redemption at the option of the Board of Directors at a price of $.01 per Right. The Rights expire on May 9, 2005.

4.   Capital Stock

     On June 28, 1995, the Company's stockholders approved an amendment of
     Article 4 of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock par value $0.01 per share ("common stock"), from 10,000,000 to 15,000,000 and to eliminate provisions authorizing the Board of Directors to issue the common stock in series, and to eliminate the Company's series B common stock.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Since the Company's inception in 1973, revenues have been generated primarily from sales to agencies of the U.S. Government, including the DoD, the U.S. Air Force, Army and Navy, NASA and the FAA, or their prime contractors. Such revenues are generated from many contracts including programs requiring multi-year hardware and software development and limited production of products and systems. The Company's contracts often require the design, production, operation and maintenance of sophisticated equipment and systems and provision of system integration services in the digital telecommunications and satellite communications fields. A substantial portion of the digital telecommunications and satellite communications research and development performed by the Company since its inception has been funded by its customers and recorded as revenues by the Company. Accordingly, the cost of performing this customer-funded research and development is included in "Cost of Revenues" in the Company's financial statements. The Company's government contracts are generally cost-reimbursement plus profit or fixed-price contracts. The Company generally recognizes revenues from its long-term government contracts on a percentage-of-completion basis.

Commencing in the late 1980's, the Company began to pursue commercial opportunities utilizing its digital telecommunications technology developed and enhanced by the Company since its inception. Commercial revenues have risen from less than 6% of total revenues in fiscal 1989 to approximately 31% of total revenues in fiscal 1995. During fiscal 1995, commercial revenues which amounted to approximately $35.6 million included: (i) contract manufacturing revenues from the Company's electronics assembly business ($12.1 million); (ii) sales of ASICs, circuit boards and subsystems to the telecommunications industry ($9.1 million); (iii) sales of off-the-shelf products for secure voice transmissions and GPS instrumentation ($7.5 million); (iv) development programs for INTELSAT and for a vehicle tracking and information services system ($4.0 million); and
(v) other commercial systems and product business ($2.9 million). During the first quarter of fiscal 1996, commercial revenues amounted to approximately $15.3 million or 43% of total revenues reported. The Company includes in commercial revenues sales of standardized or off-the-shelf products such as the digital interfaces for secure voice transmissions or GPS simulators to any customers, including government customers.

The Company's operating results have from time to time been adversely affected by non-recoverable cost overruns on certain fixed-price contracts, primarily fixed-price development contracts which have included significant software and hardware development. The Company's net income in fiscal 1993, 1994 and 1995 was adversely affected due to losses on a number of fixed-price development contracts. The Company has been instituting additional management controls to more closely monitor its bidding process and costs incurred on fixed-price development contracts, however, no assurance can be given that the Company will not incur losses on future fixed-price contracts or additional losses on existing contracts. The Company believes that development contracts are an important element in maintaining its technological leadership position in digital telecommunications. The Company plans to selectively bid on programs where it would be the sole provider or its technology leadership provides a competitive advantage. In addition, in order to position itself in the commercial marketplace, the Company may selectively enter into contracts with customers to deliver products where the Company will be funding a portion of the development costs. As a result, the company may incur losses on certain fixed-price contracts. Such losses will be charged against results of operations in the period when they first become known, typically near the initiation of the contract and may have a material adverse effect on the Company's results of operations.

QUARTERLY RESULTS

The following table presents the Company's financial results by quarter for fiscal 1995 and the first quarter of fiscal 1996. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                  QUARTER ENDED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     -----------------------------------------------------
                                                                   FISCAL 1995                 FISCAL 1996
                                                     ----------------------------------------  -----------
                                                     JUNE 30   SEPT. 30    DEC. 31    MAR. 31    JUNE 30
                                                     -------   --------    -------    -------    -------
STATEMENT OF INCOME DATA:
Revenues                                             $24,645    $28,319    $26,499    $34,921    $35,952
Cost of revenues                                      19,244     22,633     24,689     29,113     29,876
                                                     -------    -------    -------    -------    -------
  Gross Profit                                         5,401      5,686      1,810      5,808      6,076
                                                     -------    -------    -------    -------    -------

Expenses:
  Research and development                             2,032      2,302      1,345      2,044      1,793
  Marketing and administrative                         2,000      2,423      2,166      2,773      2,659
                                                     -------    -------    -------    -------    -------
    Total Expenses                                     4,032      4,725      3,511      4,817      4,452

Operating income (loss)                                1,369        961     (1,701)       991      1,624
Interest income, net                                     180        156        191        130        178
Arbitration settlement expenses                           --         --     (2,075)        --         --
                                                     -------    -------    -------    -------    -------
Income (loss) before (provision) credit
for income taxes                                       1,549      1,117     (3,585)     1,121      1,802
(Provision) credit for income taxes                     (557)      (403)     1,282       (393)      (676)
                                                     -------    -------    -------    -------    -------
    Net Income                                       $   992    $   714    $(2,303)   $   728    $ 1,126
                                                     -------    -------    -------    -------    -------
                                                     -------    -------    -------    -------    -------
Net income per share                                 $  0.16    $  0.11    $ (0.37)   $  0.12    $  0.18
                                                     -------    -------    -------    -------    -------
                                                     -------    -------    -------    -------    -------
Weighted average common
 shares and equivalents                                6,221      6,244      6,256      6,252      6,272


The Company's revenues and results of operations are subject to fluctuation from period to period. Factors that could cause the Company's revenues and operating results to vary from period to period include: underestimating costs on fixed-price contracts particularly for software and hardware development; timing, bidding activity and delivery of significant contracts and orders; termination of contracts; mix of products and systems sold, and services provided; historically reduced levels of operation during the holidays which occur in the Company's third fiscal quarter; disruptions in delivery of components or subsystems; regulatory developments; and general economic conditions. Revenues have generally improved during the periods shown as a result of increasing revenues from commercial activities. Revenues are generally lower during the third fiscal quarter ending December 31 because the Company reduces operations during the holiday period, and it expects to continue to reduce activities in future holiday periods. The Company's result of operations are adversely affected by losses on fixed-price development contracts. Cost of revenues were adversely affected during fiscal 1995 by cost overruns on certain fixed-price development contracts. Research and development expenses include both research and development costs as well as bid and proposal expenses. Bid and proposal expenses, which often make up a substantial portion of this expense category, vary significantly from period to period based on the number of proposals being prepared at any time. These requests for proposals are not received evenly during the year or in any predictable pattern.

COMPARISON OF THE FIRST QUARTER ENDED JUNE 30, 1995 AND 1994

REVENUES. Revenues for the first quarter of fiscal 1996 increased by 46% to $36.0 million from the first quarter of the previous fiscal year. The increase was attributable to growth in both commercial and government contracts. Commercial revenues during the first quarter of fiscal 1996 increased to approximately $15.3 million from approximately $9.1 million achieved during the first quarter of fiscal 1995. During the first quarter of fiscal 1996, the Company received approximately $6.0 million in revenues from its commercial contract manufacturing services and approximately $3.0 million as a result of achieving contractual milestones on the INTELSAT contract. Revenues recognized on government contracts increased approximately $5.1 million from the comparable quarter of the previous fiscal year.

COST OF REVENUES. Cost of Revenues were $29.9 million and $19.2 million for the first quarter of fiscal 1996 and 1995, respectively, representing a 55% increase. The increase during the first quarter of fiscal 1996 was the result of the recognition of costs and revenues on low or no margin contracts such as INTELSAT and a U.S. Army satellite terminal contract. The Company's cost-to-completes on these contracts will require the Company to recognize cost of revenues equal or near the level of revenues reported for these contracts. Higher margin product sales comprised a larger proportion of total revenues and cost of revenues during the first quarter of fiscal 1995 compared to the first quarter of fiscal 1996. In addition, the Company experienced fewer low or no margin contracts during the first quarter of fiscal 1995 as compared to the first quarter of the current fiscal year.

RESEARCH AND DEVELOPMENT. Research and Development costs which also include bid and proposal (B&P) expenses associated with the pursuit of government contracts and certain large commercial contracts were $1.8 million and $2.0 million in fiscal year 1996 and 1995, respectively. The decrease was the result of lower R&D expenditures incurred during the first quarter of fiscal 1996.

MARKETING AND ADMINISTRATIVE. Marketing and administrative expenses were $2.7 million and $2.0 million for the first quarter of fiscal 1996 and 1995, respectively, representing an increase of 33%. This increase is primarily a result of increasing the Company's technical marketing staff and increased marketing expenses in pursuit of commercial opportunities.

OPERATING INCOME. Operating income was $1.6 million and $1.4 million for the first quarter of fiscal 1996 and 1995, respectively. The increase in operating income during the first quarter of fiscal 1996 was primarily attributable to a growth in revenues.

INTEREST INCOME. Interest income for the first quarter of fiscal 1996 was $178 thousand versus $180 thousand for the first quarter of the previous fiscal year. Interest income generated during both periods was from short-term investments resulting from capital raised through the Company's secondary public offering of its common stock in January 1994.

PROVISION FOR INCOME TAXES. Provision for income taxes was $676 thousand and $557 thousand for the first quarter of fiscal 1996 and 1995, respectively. This represents a provisional tax rate of 37.5% and 36.0% for the first quarter of fiscal 1996 and 1995, respectively.

BOOKINGS AND BACKLOG

Funded bookings were $38.6 million and $28.1 million for the first quarter of fiscal 1996 and 1995, respectively, representing an increase of 37%. The increase in bookings were derived from both the Company's commercial operations as well as its government business sectors. The increase in bookings has resulted in the Company's backlog increasing from $62.6 million at the end of the first quarter of fiscal 1995 to $75.1 million at the end of the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from $49.6 million to $48.8 million at June 30, 1994 and 1995, respectively and remained essentially unchanged from the end of fiscal 1995.

Net cash used in operating activities for the quarters ended June 30, 1995 and 1994, was $1.3 million for each period. During the first quarter of fiscal 1996, the Company increased its inventories by $3.4 million and decreased its billed and unbilled receivables by $2.1 million. During the first quarter of fiscal 1995, the Company increased its inventories by $.6 million and increased its billed and unbilled receivables by $2.2 million.

The Company utilized its cash for the purchase of property and equipment totaling $1.6 million and $1.2 million during the first quarter of fiscal 1996 and 1995, respectively. The Company has a bank credit commitment of $15.0 million which it has utilized to augment cash flow needs and to secure standby letter of credit or term loans not to exceed the lesser of $5.0 million, or the amount of fixed assets purchased during the preceding twelve months. Available borrowings under this line at June 30, 1995 were $15.0 million. Under this line of credit the Company must maintain certain financial covenants, including a minimum debt coverage for two consecutive fiscal quarters. As a result of not maintaining the minimum debt coverage during the third quarter of fiscal 1995, the Company is prohibited from utilizing the long term loan provision of its credit agreement for a minimum of six months unless a waiver is requested by the Company and granted by the bank. As of June 30, 1995, a waiver has not been requested. The credit arrangement expires on September 30, 1995. At June 30, 1995, the Company's long-term obligations (including current maturities) and other long-term liabilities totaled approximately $1.0 million. At June 30, 1995, cash and cash equivalents of $1.2 million were held in money market accounts and short-term investments of $8.9 million were held in U.S. Government Treasury instruments.

The Company believes that its current cash position, funds generated from operations and funds available from its existing bank credit agreement, will be adequate to meet the Company's requirements for working capital, capital expenditures and debt service for the foreseeable future.

                           PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 28, 1995 the Company held its annual meeting of shareholders. The following directors were elected to serve for the ensuing year:

     Michael Berberian
     John W. Brownie
     Dr. P. Marshall Fitzgerald
     Milton W. Holcombe
     Dr. Val P. Peline
     Leonard Schuchman
     Dr. James J. Spilker, Jr.
     Dr. C. J. Waylan

The proposal to amend the Company's Certificate of Incorporation and the proposal to amend and restate the Company's 1991 Stock Option Plan were approved by the shareholders.

In addition, Arthur Andersen LLP was ratified as the Company's independent auditors for the current fiscal year.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended June 30, 1995 the Company was not required to file a Form 8-K with the Securities and Exchange Commission.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanford Telecommunications, Inc.
(Registrant)





____________________________________________
Gary Wolf
Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer)

July 25, 1995