Form 10-Q/A
period 1995-06-30
STANFORD TELECOMMUNICATIONS INC
filed 1995-08-15
CIK 725727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
(Mark One)
[X]                               AMENDMENT # 1
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          PART II.  OTHER INFORMATION

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

Stanford Telecommunications, Inc.
(Registrant)



/s/ Gary Wolf
____________________________________________
Gary Wolf
Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer)

August 14, 1995