Form 10-Q
period 1995-09-30
STANFORD TELECOMMUNICATIONS INC
filed 1995-10-25
CIK 725727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

 []       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 --------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---     ---

                       APPLICABLE ONLY TO CORPORATE USERS:
     Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of the latest practical date.

                        6,287,321 as of October 20, 1995

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

The results of operations for the first six months of fiscal year 1996 ended September 30, 1995 are not necessarily indicative of results to be expected for the entire year ending March 31, 1996.

                        STANFORD TELECOMMUNICATIONS, INC.
                            CONDENSED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

ASSETS                                                  September 30,   March 31,
                                                            1995          1995
                                                        ------------    ---------
 Current assets:                                        (unaudited)
   Cash and cash equivalents                             $  4,420       $  2,910
   Short-term investments                                   6,952          9,907
   Accounts receivable                                     21,743         22,930
   Unbilled receivables                                    12,066         16,891
   Inventories                                             21,927         15,798
   Prepaid expenses                                         7,300          3,558
                                                          -------        -------
     Total current assets                                  74,408         71,994
                                                          -------        -------
 Property and equipment at cost:
   Electronic test equipment                               39,633         38,108
   Furniture and fixtures                                   2,949          2,889
   Leasehold improvements                                   3,494          3,052
                                                          -------        -------
                                                           46,076         44,049
   Less:  Accumulated depreciation and amortization       (30,380)       (28,441)
                                                          -------        -------
     Net property and equipment                            15,696         15,608
                                                          -------        -------
 Other assets                                                 546            403
                                                          -------        -------
                                                          $90,650        $88,005
                                                          -------        -------
                                                          -------        -------

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Current maturities of long-term obligations            $   136        $   158
   Accounts payable                                         8,842         11,268
   Advance payments from customers                          1,390            963
   Accrued liabilities                                     10,929         10,183
   Accrued and current deferred income taxes                2,471          1,463
                                                          -------        -------
     Total current liabilities                             23,768         24,035
                                                          -------        -------

 Long-term obligations, less current maturities               117            161
                                                          -------        -------
 Other long-term liabilities                                  911            927
                                                          -------        -------
 Deferred income taxes                                        681            785
                                                          -------        -------

 Shareholders' equity:
   Common shares  - par value $.01; 15,000 shares
                    authorized
   Outstanding    - 6,285 shares at September 30, 1995         63             62
                  - 6,234 shares at March 31, 1995

   Paid-in capital                                         37,597         37,051
   Retained earnings                                       27,513         24,984
                                                          -------        -------
     Total shareholders' equity                            65,173         62,097
                                                          -------        -------
                                                          $90,650        $88,005
                                                          -------        -------
                                                          -------        -------

See accompanying notes.

                        STANFORD TELECOMMUNICATIONS, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)



                                                                Three Months                       Six Months
                                                             Ended September 30,               Ended September 30,
                                                          ----------------------             ----------------------
                                                             1995           1994                1995           1994
                                                          -------        -------             -------        -------
Revenues                                                  $35,597        $28,319             $71,549        $52,964

Cost of revenues                                           28,215         22,633              58,091         41,877
                                                          -------        -------             -------        -------

   Gross profit                                             7,382          5,686              13,458         11,087

Expenses

   Research and development                                 2,050          2,302               3,843          4,334
   Marketing and administrative                             3,239          2,423               5,898          4,423
                                                          -------        -------             -------        -------
      Total expenses                                        5,289          4,725               9,741          8,757
                                                          -------        -------             -------        -------
Operating income                                            2,093            961               3,717          2,330

Interest income, net                                          152            156                 330            336
                                                          -------        -------             -------        -------
Income before income taxes                                  2,245          1,117               4,047          2,666

Provision for income taxes                                   (842)          (403)             (1,518)          (960)
                                                          -------        -------             -------        -------
      Net income                                           $1,403           $714              $2,529        $ 1,706
                                                          -------        -------             -------        -------
                                                          -------        -------             -------        -------
Average shares and equivalents                              6,346          6,244               6,308          6,232

Net income per share                                        $0.22          $0.11               $0.40          $0.27
                                                          -------        -------             -------        -------
                                                          -------        -------             -------        -------

See accompanying notes

                        STANFORD TELECOMMUNICATIONS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                  Six Months Ended
                                                                                    September 30,
                                                                                  -----------------
Cash flows from operating activities:                                            1995           1994
                                                                                 ----           ----
   Net income                                                                  $2,529         $1,706
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                              2,484          2,152
     Issuances of stock to employees under bonus and award plans                   57             29
     Provision for losses on receivables and contracts                            621            120
     Loss on sale of property and equipment                                       (12)             -
   (Increase) decrease in assets:
     Receivables billed and unbilled                                            5,692         (6,148)
     Inventories                                                               (6,898)            73
     Prepaid expenses and other assets                                         (3,885)           (31)
   Increase (decrease) in liabilities:
     Accounts payable, advance payments, and accrued expenses                    (785)            64
     Other long-term liabilities                                                  (16)           171
     Accrued and deferred income taxes                                            904           (204)
                                                                              -------        -------
       Net cash provided by (used in) operating activities                        691         (2,068)
                                                                              -------        -------

Cash flows provided by (used in) investing activities:
     Purchase of short-term investments                                        (1,952)             -
     Proceeds from maturities of short-term investments                         4,907          1,990
     Purchase of property and equipment                                        (2,770)        (2,456)
     Proceeds from sale of property and equipment                                 210              -
                                                                              -------        -------
       Net cash provided by (used in) investing activities                        395           (466)
                                                                              -------        -------

Cash flows from financing activities:
     Payments on capital lease obligations                                        (66)           (79)
     Proceeds from transactions under stock plans                                 490            255
                                                                              -------        -------
       Net cash provided by financing activities                                  424            176
                                                                              -------        -------

Net increase (decrease) in cash and cash equivalents                            1,510         (2,358)

Cash and cash equivalents at beginning of period                                2,910          5,840
                                                                              -------        -------

Cash and cash equivalents at end of period                                     $4,420         $3,482
                                                                              -------        -------
                                                                              -------        -------


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

     The components of inventory are (in thousands):

                                                  SEPT 30, 1995     MARCH 31, 1995
                                                  -------------     --------------
          Raw materials and supplies                   $159             $176
          Work-in-progress                           19,433           13,092
          Finished goods                              2,250            1,820
          Allocated general and administrative costs    191              872
          Less:  progress billings                     (106)            (162)
                                                    -------          -------
                                                    $21,927          $15,798
                                                    -------          -------
                                                    -------          -------

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

4.   Capital Stock

     On June 28, 1995, the Company's stockholders approved an amendment to
     Article 4 of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock par value $0.01 per share ("common stock"), from 10,000,000 to 15,000,000 and to eliminate provisions authorizing the Board of Directors to issue the common stock in series, and to eliminate the Company's Series B common stock.

5.   Credit Agreement

     On September 11, 1995 the expiration date of the Company's bank credit line agreement was amended from September 30, 1995 to November 30, 1995. The bank credit commitment of $15.0 million provides the Company to secure term loans and/or standby letters of credit. Under this credit line the Company must maintain certain financial covenants.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
--------

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

Commencing in the late 1980's, the Company began to pursue commercial opportunities utilizing its digital telecommunications technology developed and enhanced by the Company since its inception. Commercial revenues have risen from less than 6% of total revenues in fiscal 1989 to approximately 31% of total revenues in fiscal 1995. During fiscal 1995, commercial revenues which amounted to approximately $35.6 million included: (i) contract manufacturing revenues from the Company's electronics assembly business ($12.1 million); (ii) sales of ASICs, circuit boards and subsystems to the telecommunications industry ($9.1 million); (iii) sales of off-the-shelf products for secure voice transmissions and GPS instrumentation ($7.5 million); (iv) development programs for INTELSAT and for a vehicle tracking and information services system ($4.0 million); and
(v) other commercial systems and product business ($2.9 million). During the first six months of fiscal 1996, commercial revenues amounted to approximately $31.9 million or 45% of total revenues reported. The Company includes in commercial revenues sales of standardized or off-the-shelf products such as the digital interfaces for secure voice transmissions or GPS simulators to any customers, including government customers.

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

QUARTERLY RESULTS
-----------------

The following table presents the Company's financial results by quarter for fiscal 1995 and the first two quarters of fiscal 1996. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                  QUARTER ENDED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                     -----------------------------------------------------        ----------------------
                                                          FISCAL 1995                                  FISCAL 1996
                                     -----------------------------------------------------        ----------------------

                                      JUNE 30       SEPT. 30        DEC. 31        MAR. 31        JUNE 30       SEPT. 30
                                     --------       --------        -------        -------        -------       --------
STATEMENT OF INCOME DATA:
Revenues                              $24,645        $28,319        $26,499        $34,921        $35,952        $35,597
Cost of revenues                       19,244         22,633         24,689         29,113         29,876         28,215
                                      -------        -------        -------        -------        -------        -------
 Gross profit                          5,401          5,686           1,810          5,808          6,076          7,382
                                      -------        -------        -------        -------        -------        -------

Expenses:
 Research and development               2,032          2,302          1,345          2,044          1,793          2,050
 Marketing and administrative           2,000          2,423          2,166          2,773          2,659          3,239
                                      -------        -------        -------        -------        -------        -------
   Total expenses                       4,032          4,725          3,511          4,817          4,452          5,289


Operating income (loss)                 1,369            961        (1,701)            991          1,624          2,093
Interest income, net                      180            156            191            130            178            152
Arbitration settlement expenses            --             --        (2,075)             --             --             --
                                      -------        -------        -------        -------        -------        -------
Income (loss) before (provision)        1,549          1,117        (3,585)          1,121          1,802          2,245
credit for income taxes
(Provision) credit for income taxes      (557)          (403)        1,282            (393)          (676)          (842)
                                      -------        -------        -------        -------        -------        -------
   Net income                         $   992        $   714       $(2,303)        $   728        $ 1,126        $ 1,403
                                      -------        -------       --------        -------        -------        -------
                                      -------        -------       --------        -------        -------        -------
Net income per share                  $  0.16        $  0.11       $ (0.37)        $  0.12        $  0.18        $  0.22
                                      -------        -------       --------        -------        -------        -------
                                      -------        -------       --------        -------        -------        -------
Weighted average common
 shares and equivalents                 6,221          6,244          6,256          6,252          6,272          6,346

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

COMPARISON OF THE SECOND QUARTER ENDED SEPTEMBER 30, 1995 AND 1994
------------------------------------------------------------------

REVENUES. Revenues for the second quarter of fiscal 1996 increased by 26% to $35.6 million from the second quarter of the previous fiscal year. This increase was attributable to growth in commercial contracts. Commercial revenues during the second quarter of fiscal 1996 increased to approximately $16.7 million from approximately $9.0 million achieved during the second quarter of fiscal 1995. During the second quarter of fiscal 1996, the Company received approximately $7.4 million in revenues from its commercial contract manufacturing services compared with $2.8 million recognized during the second quarter of fiscal 1995. Revenues recognized for the INTELSAT contract increased to $2.4 million from $435 thousand during the second quarter of fiscal 1996 and 1995, respectively. Revenues recognized during the second quarter of fiscal 1996 on government contracts decreased approximately $453 thousand to $18.9 million from the comparable quarter of the previous fiscal year.

COST OF REVENUES. Cost of revenues were $28.2 million and $22.6 million for the second quarter of fiscal 1996 and 1995, respectively, representing a 25% increase. The increase during the second quarter of fiscal 1996 was the result of the recognition of costs and revenues on low or no margin contracts such as INTELSAT and a U.S. Army satellite terminal contract and from the direct cost to support the higher levels of revenues. The Company's cost-to-complete on the INTELSAT and U.S. Army contracts will require the Company to recognize cost of revenues equal or near the level of revenues reported for these contracts.

RESEARCH AND DEVELOPMENT. Research and development (R&D) costs which also include bid and proposal (B&P) expenses associated with the pursuit of government contracts and certain large commercial contracts were $2.1 million and $2.3 million in the second quarter of fiscal year 1996 and 1995, respectively. During the second quarter of fiscal 1996, the Company increased its B&P expenses and decreased its independent R&D expenses when compared with those components of overall research and development costs reported for the second quarter of fiscal 1995. The Company anticipates that it will increase the level of independent R&D expenses during the second half of fiscal 1996 to support new product developments.

MARKETING AND ADMINISTRATIVE. Marketing and administrative expenses were $3.2 million and $2.4 million for the second quarter of fiscal 1996 and 1995, respectively, representing an increase of 34%. This increase is primarily a result of increasing the Company's technical marketing staff and increased marketing expenses in pursuit of commercial opportunities.

OPERATING INCOME. Operating income was $2.1 million and $961 thousand for the second quarter of fiscal 1996 and 1995, respectively. The increase in operating income during the second quarter of fiscal 1996 was primarily attributable to a growth in revenues and increased gross margins.

INTEREST INCOME. Interest income for the second quarter of fiscal 1996 was $152 thousand compared to $156 thousand for the second quarter of the previous fiscal year. Interest income generated during both periods was from short-term investments resulting from capital raised through the Company's secondary public offering of its common stock in January 1994.

PROVISION FOR INCOME TAXES. Provision for income taxes was $842 thousand and $403 thousand for the second quarter of fiscal 1996 and 1995, respectively.
This represents a provisional tax rate of 37.5% and 36.0% for the second quarter of fiscal 1996 and 1995, respectively.

COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
----------------------------------------------------------

REVENUES. Revenues were $71.5 million and $53.0 million for the six months ended September 30, 1995 and 1994, respectively, representing an increase of 35%. This increase was attributable to growth in both commercial and government contracts. During the six months ended September 30, 1995, revenues generated by commercial activities represented approximately 45% of total revenues compared to approximately 34% in the same period of the prior year. The growth in the Company's commercial business has been supported in part by increased demand for the Company's contract manufacturing services. For the first six months of fiscal 1996, revenues from the Company's government business increased by 14% compared to revenues for the six months ended September 30, 1994.

COST OF REVENUES. Cost of revenues were $58.1 million and $41.9 million for the six months ended September 30, 1995 and 1994 respectively, representing a 39% increase. The increase during the first six months of fiscal 1996 was the result of the recognition of costs and revenues on low or no margin contracts such as INTELSAT and a U.S. Army satellite terminal contract and from the direct cost to support the higher levels of revenues reported for both commercial and government contracts. The Company's cost-to-complete on the INTELSAT and U.S. Army contracts will require the Company to recognize cost of revenues equal or near the level of revenues reported for these contracts. The Company expects to complete these contract by the end of the first quarter of fiscal 1997.

RESEARCH AND DEVELOPMENT. A substantial portion of the Company's research and development expenses consist of bid and proposal expenses associated with the pursuit of government contracts and certain large commercial contracts. Total research and development cost were $3.8 million and $4.3 million for the first six months of fiscal year 1996 and 1995, respectively. Bid and proposal expenses represented approximately 52% and 45% of total research and development cost for the first six months ended September 30, 1995 and 1994, respectively. The Company anticipates that it will increase the level of R&D expenses during the second half of fiscal 1996 to support new product developments.

MARKETING AND ADMINISTRATIVE. Marketing and administrative expenses were $5.9 million and $4.4 million for the first six months of fiscal 1996 and 1995, respectively, representing an increase of 33%. This increase is primarily a result of increasing the Company's technical marketing staff and increased marketing expenses in pursuit of commercial opportunities.

OPERATING INCOME. Operating income was $3.7 million and $2.3 million for the six months ended September 30, 1995 and 1994, respectively. The increase in operating income during the first six months of fiscal 1996 was primarily attributable to a growth in revenues. Gross margins during the first six months of fiscal 1996 have been adversely affected by low or no margin revenues recognized on the INTELSAT and U.S. Army satellite terminal contracts.

INTEREST INCOME. Interest income for the first six months of fiscal 1996 and 1995 was $330 thousand and $336 thousand, respectively. Interest income generated during both periods was from short-term investments resulting from capital raised through the Company's secondary public offering of its common stock in January 1994.

PROVISION FOR INCOME TAXES. Provision for income taxes was $1.5 million and $960 thousand for the first six months of fiscal 1996 and 1995, respectively. This represents a provisional tax rate of 37.5% and 36.0% for the first six months of fiscal 1996 and 1995, respectively.

BOOKINGS AND BACKLOG
--------------------

Funded bookings were $41.1 million and $40.0 million for the second quarter of fiscal 1996 and 1995, respectively, and $79.8 million and $68.1 million for the six months ended September 30, 1995 and 1994, respectively. The increase in bookings were derived from both the Company's commercial operations as well as its government business sectors. The increase in bookings has resulted in the Company's backlog increasing from $74.3 million at the end of the second quarter of fiscal 1995 to $80.7 million at the end of the second quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital increased from $50.5 million to $50.6 million at September 30, 1994 and 1995, respectively and increased by $2.7 million from the end of fiscal 1995.

Net cash provided by operating activities for the first six months of fiscal 1996, ended September 30, 1995, was $691 thousand compared to cash used in operating activities of $2.1 million for the first six months of fiscal 1995 ended September 30, 1994. During the first half of fiscal 1996, the Company increased its inventories by $6.9 million, decreased its billed and unbilled receivables by $5.7 million and increased its prepaid expenses and other assets by $3.9 million. During the first half of fiscal 1995, the Company increased its billed and unbilled receivables by $6.1 million.

The Company utilized its cash for the purchase of property and equipment totaling $2.8 million and $2.5 million during the second quarter of fiscal 1996 and 1995, respectively. The Company has a bank credit commitment of $15.0 million which it has utilized to augment cash flow needs and to secure standby letter of credit or term loans not to exceed the lesser of $5.0 million, or the amount of fixed assets purchased during the preceding twelve months. Available borrowings under this line at September 30, 1995 were $15.0 million. Under this line of credit the Company must maintain certain financial covenants, including a minimum debt coverage for two consecutive fiscal quarters. As a result of not maintaining the minimum debt coverage during the third quarter of fiscal 1995, the Company is prohibited from utilizing the long term loan provision of its credit agreement for a minimum of six months unless a waiver is requested by the Company and granted by the bank. As of September 30, 1995, a waiver has not been requested. The credit arrangement expires on November 30, 1995. At September 30, 1995, the Company's long-term obligations (including current maturities) and other long-term liabilities totaled approximately $1.2 million. At September 30, 1995, cash and cash equivalents of $4.4 million were held in money market accounts and short-term investments of $7.0 million were held in U.S. Government Treasury instruments.

The Company believes that its current cash position, funds generated from operations and funds available from its existing bank credit agreement, will be adequate to meet the Company's requirements for working capital, capital expenditures and debt service for the foreseeable future.

                           PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

The Company's EDGAR Financial Data Schedule for the year-to-date period ending September 30, 1995 is attached to this Form 10-Q as an exhibit.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended September 30, 1995 the Company was not required to file a Form 8-K with the Securities and Exchange Commission.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanford Telecommunications, Inc.
(Registrant)





------------------------------------------
Gary Wolf
Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer)

October 25, 1995