Form 10-Q
period 1995-12-31
STANFORD TELECOMMUNICATIONS INC
filed 1996-02-13
CIK 725727

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                    OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   -----------------
Commission file number 0-12734

                       STANFORD TELECOMMUNICATIONS, INC.
              (Exact name of registrant as specified in its charter)

        DELAWARE                                      94-2207636
  (State or other jurisdiction of incorporation       (I.R.S. Employer
  or organization)                                    Identification No.)

                   1221 CROSSMAN AVENUE, SUNNYVALE, CA  94089
                    (Address of principal executives offices)
                                 (Zip Code)

                                408/745-0818
              (Registrant's telephone number, including area code)

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

                      6,309,585 as of February 8, 1996

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

The results of operations for the first nine months of fiscal year 1996 ended December 31, 1995 are not necessarily indicative of results to be expected for the entire year ending March 31, 1996.

                      STANFORD TELECOMMUNICATIONS, INC.
                         CONDENSED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


ASSETS                                            December 31,     March 31,
                                                      1995            1995
                                                     -------        -------
                                                  (unaudited)
  Current assets:
     Cash and cash equivalents                    $    4,592       $  2,910
     Short-term investments                            6,867          9,907
     Accounts receivable                              24,698         22,930
     Unbilled receivables                             12,019         16,891
     Inventories, net of related progress
         billings                                     21,507         15,798
     Prepaid expenses                                  6,691          3,558
                                                     -------        -------
        Total current assets                          76,374         71,994
                                                     -------        -------
  Property and equipment at cost:
     Electronic test equipment                        39,765         38,108
     Furniture and fixtures                            2,931          2,889
     Leasehold improvements                            3,587          3,052
                                                     -------        -------
                                                      46,283         44,049
     Less:  Accumulated depreciation and
          amortization                               (30,988)       (28,441)
                                                     -------        -------
       Net property and equipment                     15,295         15,608
                                                     -------        -------

  Other assets                                           441            403
                                                     -------        -------
                                                     $92,110        $88,005
                                                     -------        -------
                                                     -------        -------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Current maturities of long-term obligations    $    118       $    158
     Accounts payable                                  8,413         11,268
     Advance payments from customers                   1,728            963
     Accrued liabilities                              10,217         10,183
     Accrued and current deferred income taxes         2,856          1,463
                                                     -------        -------
       Total current liabilities                      23,332         24,035
                                                     -------        -------

  Long-term obligations, less current maturities          98            161
                                                     -------        -------
  Other long-term liabilities                            961            927
                                                     -------        -------
  Deferred income taxes                                  657            785
                                                     -------        -------
  Shareholders' equity:
     Common shares - par value $.01;
          15,000 shares authorized
       Outstanding - 6,310 shares at
            December 31, 1995                             63             62
                   - 6,234 shares at
            March 31, 1995

     Paid-in capital                                  37,873         37,051
     Retained earnings                                29,126         24,984
                                                     -------        -------
      Total shareholders' equity                      67,062         62,097
                                                     -------        -------
                                                     $92,110        $88,005
                                                     -------        -------
                                                     -------        -------

See accompanying notes.

                        STANFORD TELECOMMUNICATIONS, INC.
                  CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                     Three Months            Nine Months
                                                   Ended December 31,     Ended December 31,
                                                     1995      1994         1995     1994
                                                   -------  -------      --------  --------
Revenues                                           $36,384  $26,499      $107,933   $79,463
Cost of revenues                                    28,922   24,689        87,013    66,565
                                                   -------  -------      --------  --------
  Gross profit                                       7,462    1,810        20,920    12,898

Expenses

  Research and development                           2,046   1,345          5,889     5,680
  Marketing and administrative                       3,104   2,166          9,002     6,589
                                                   -------  -------      --------  --------

    Total expenses                                   5,150   3,511         14,891    12,269

Operating income (loss)                              2,312  (1,701)         6,029       629

Interest income, net                                   164     191            494       527

Arbitration settlement charge                          -    (2,075)           -      (2,075)
                                                   -------  -------      --------  --------
Income (loss) before income taxes                    2,476  (3,585)         6,523      (919)

(Provision) credit for income taxes                   (863)  1,281         (2,381)      322
                                                   -------  -------       --------  --------
   Net income (loss)                               $ 1,613 $(2,304)       $ 4,142   $  (597)
                                                   -------  -------      --------  --------
                                                   -------  -------      --------  --------

Average shares and equivalents                       6,361    6,256         6,328     6,240

Net income (loss) per share                        $  0.25  $ (0.37)     $   0.65  $  (0.10)
                                                   -------  -------      --------  --------
                                                   -------  -------      --------  --------


See accompanying notes

                       STANFORD TELECOMMUNICATIONS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                         Nine Months Ended
                                                             December 31,
                                                        ---------------------

                                                           1995        1994
                                                          ------      -------
Cash flows from operating activities:
  Net income (loss)                                       $4,142      $ (597)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                         3,779       3,253
     Issuances of stock to employees under bonus
        and award plans                                       65          37
     Provision for losses on receivables and contracts       654       3,288
     (Gain) loss on retirements of property and equipment     (7)         75
  (Increase) decrease in assets:
     Receivables billed and unbilled                       2,707      (1,096)
     Inventories                                          (6,434)     (2,761)
     Prepaid expenses and other assets                    (3,171)     (1,890)
  Increase (decrease) in liabilities:
     Accounts payable, advance payments, and
         accrued expenses                                 (1,588)      1,380
     Other long-term liabilities                              34         198
     Accrued and deferred income taxes                     1,265         446
                                                          ------      -------
       Net cash provided by operating activities           1,446        2,333
                                                          ------      -------
Cash flows used in investing activities:
     Purchase of short-term investments                   (5,848)      (5,907)
     Proceeds from maturities of short-term investments    8,888        4,897
     Purchase of property and equipment                   (3,669)      (4,066)
     Proceeds from sale of property and equipment            210           -
                                                          ------      -------
       Net cash used in investing activities                (419)      (5,076)
                                                          ------      -------
Cash flows from financing activities:
     Payments on capital lease obligations                  (103)         (61)
     Proceeds from transactions under stock plans            758          269
                                                          ------      -------
       Net cash provided by financing activities             655          208
                                                          ------      -------
Net increase (decrease) in cash and cash equivalents       1,682       (2,535)

Cash and cash equivalents at beginning of period           2,910        5,840
                                                          ------      -------
Cash and cash equivalents at end of period                $4,592       $3,305
                                                          ------      -------
                                                          ------      -------


See accompanying notes.

                       STANFORD TELECOMMUNICATIONS, INC.
                NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

1. Net income (loss) per share

Net income (loss) per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Common stock equivalents consist of the dilutive effect of outstanding options to purchase common stock. Fully diluted net income per share is substantially the same as reported net income per share. Common stock equivalents have been excluded from the loss per share calculation as its effects are antidilutive.

2. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and related indirect expenses. General and administrative costs are only included in inventory for government contracts, as such costs are reimbursed by the government.

The components of inventory are (in thousands):

                                          Dec. 31, 1995  March 31, 1995
                                          -------------  --------------
       Raw materials and supplies            $   159        $   176
       Work-in-progress                       19,408         13,092
       Finished goods                          2,042          1,820
       Allocated general and
          administrative costs                   531            872
       Less:  progress billings                 (633)          (162)
                                             -------        -------
                                             $21,507        $15,798
                                             -------        -------
                                             -------        -------

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

5. Credit Agreement

On December 20, 1995 the Company amended and restated its bank credit line agreement to expire in December 1996. The bank credit commitment of $15.0 million requires the Company to maintain certain financial covenants. At December 31, 1995, the Company was in compliance with all such financial covenants.

6. Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the fiscal year 1996 presentation.

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

Commencing in the late 1980's, the Company began to pursue commercial opportunities utilizing its digital telecommunications technology developed and enhanced by the Company since its inception. Commercial revenues have risen from less than 6% of total revenues in fiscal 1989 to approximately 31% of total revenues in fiscal 1995. During fiscal 1995, commercial revenues which amounted to approximately $35.6 million included: (i) contract manufacturing revenues from the Company's electronics assembly business ($12.1 million); (ii) sales of ASICs, circuit boards and subsystems to the telecommunications industry ($9.1 million); (iii) sales of off-the-shelf products for secure voice transmissions and GPS instrumentation ($7.5 million); (iv) development programs for INTELSAT and for a vehicle tracking and information services system ($4.0 million); and (v) other commercial systems and product business ($2.9 million). During the first nine months of fiscal 1996, commercial revenues amounted to approximately 46% of total revenues reported. The Company includes in commercial revenues sales of standardized or off-the-shelf products such as the digital interfaces for secure voice transmissions or GPS simulators to any customers, including government customers.

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

CAUTIONARY STATEMENTS

In the interest of providing the Company's shareholders and potential investors with certain Company information, including management's assessment of the Company's future potential, certain statements set forth herein contain or are based on projections of revenue, income, earnings per share and other financial items or relate to management's future plans and objectives or to the Company's future economic performance. Such statements are 'forward-looking statements' within the meaning of Section 27A(i) of the Securities Act of 1933, as amended, and in Section 21E(i) of the Securities Exchange Act of 1934, as amended.

Although any forward-looking statements contained herein or otherwise expressed by or on behalf of the Company are to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Accordingly, shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those projected or predicted herein. In addition, the forward-looking statements herein are based on management's knowledge and judgment as of the date hereof, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter.

In particular, the Company believes that the following factors could impact forward-looking statements made herein or in future written or oral releases and by hindsight, prove such statements to be overly optimistic and unachievable:

   1. Future revenues on government contracts, including contracts in progress, are subject to reduction or cancellation without prior notice at the convenience of the U.S. Government. Budgetary constraints and changes in spending priorities in government agencies such as the Department of Defense, NASA, and the FAA have resulted in sudden program changes, reductions or cancellations in the past and such conditions may be expected to continue.

   2. The Company has in the past accepted fixed price development commitments for both government and commercial contracts. Although the Company attempts to bid fixed price development contracts at an amount above the expected costs of development and production, the Company has from time to time experienced significant cost overruns which cannot be recovered from the customer. The Company may in the future experience material cost overruns which could adversely affect operating results over the life of the program.

   3. The Company's basic strategy is to employ its technology in wireless telecommunications and digital signal processing in the commercial environment, generally as components or subsystems in the product or service offerings for large telecommunications companies. The transition from a government contracts focus to commercial development will expose the Company to certain business risks not previously encountered. Of greatest significance will be the success of the Company's customers in marketing the products or services for which the Company provides key technology components, or subsystems. A successful product development effort will not produce meaningful long-term revenues or profits for the Company unless its customer obtains market acceptance of its end product or service. Factors such as system price, competitive pressures, consumer demand and the like will impact the customer's and the Company's level of commercial success. In addition, even if a product or service proves to be a commercial success, the Company will experience the continued risk that the customer will develop or obtain lower cost alternatives to the Company's products or technical solutions.

   4. The Company's Commercial Manufacturing Division has grown significantly since being established in 1993. The Division provides manufacturing services to producers of electronics and medical products on either an inventory consignment or turnkey basis. The contract manufacturing business is subject to wide swings in demand, is price sensitive and extremely competitive. In addition, to the extent inventory is purchased in anticipation of future contracts, the failure to obtain such contracts can lead to a reduction in the value of such inventory. The Company's Commercial Manufacturing Division does not generally operate with long-term contracts and is often required to bid each new job even for major customers.

   5. Many of the components incorporated in the Company's commercial products, including all semiconductor components, are purchased from third party vendors. Certain key components are sole sourced. From time to time, the Company may experience significant delays in component availability which could adversely impact its ability to make timely deliveries to its customers. Such events could cause expected revenues to be delayed and the possible loss of future orders.

QUARTERLY RESULTS

The following table presents the Company's financial results by quarter for fiscal 1995 and the first three quarters of fiscal 1996. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                QUARTER ENDED
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  FISCAL 1995                            FISCAL 1996
                                    ----------------------------------------     ------------------------------
                                    JUNE 30    SEPT. 30    DEC. 31    MAR. 31    JUNE 30    SEPT. 30    DEC. 31
                                    -------    --------    -------    -------    -------    --------    -------
STATEMENT OF OPERATIONS DATA:
Revenues                            $24,645     $28,319     $26,499   $34,921    $35,952     $35,597    $36,384

Cost of revenues                     19,244      22,633      24,689    29,113     29,876      28,215     28,922
                                    -------     --------    -------   -------    -------    --------    -------
  Gross profit                        5,401       5,686       1,810     5,808      6,076       7,382      7,462
                                    -------     --------    -------   -------    -------    --------    -------

Expenses:

  Research and development            2,032       2,302       1,345     2,044      1,793       2,050      2,046

  Marketing and administrative        2,000       2,423       2,166     2,773      2,659       3,239      3,104
                                    -------     --------    -------   -------    -------    --------    -------
    Total expenses                    4,032       4,725       3,511     4,817      4,452       5,289      5,150
Operating income (loss)               1,369         961      (1,701)      991      1,624       2,093      2,312
Interest income, net                    180         156         191       130        178         152        164

Arbitration settlement expenses          --         --       (2,075)      --         --          --         --
                                    -------     --------    -------   -------    -------    --------    -------
Income (loss) before (provision)
credit for income taxes               1,549        1,117     (3,585)    1,121      1,802       2,245      2,476

(Provision) credit for income taxes    (557)        (403)     1,282      (393)      (676)       (842)      (863)
                                    -------     --------    -------    -------   -------    --------    -------
  Net income (loss)                    $992         $714    $(2,303)     $728     $1,126      $1,403     $1,613
                                    -------     --------    -------    -------   -------    --------    -------
                                    -------     --------    -------    -------   -------    --------    -------
Net income (loss) per share           $0.16        $0.11     $(0.37)    $0.12      $0.18       $0.22      $0.25
                                    -------     --------    -------    -------   -------    --------    -------
                                    -------     --------    -------    -------   -------    --------    -------
Weighted average common shares
 and equivalents                      6,221        6,244      6,256     6,252      6,272       6,346      6,361


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

COMPARISON OF THE THIRD QUARTER ENDED DECEMBER 31, 1995 AND 1994

REVENUES. Revenues for the third quarter of fiscal 1996 increased 37% to $36.4 million from the third quarter of the previous fiscal year. This increase was largely attributable to growth in commercial contracts. Commercial revenues during the third quarter of fiscal 1996 increased to approximately $17.3 million from approximately $7.4 million achieved during the third quarter of fiscal 1995. During the third quarter of fiscal 1996, the Company received approximately $7.4 million in revenues from its commercial contract manufacturing services compared with $3.2 million recognized during the third quarter of fiscal 1995. Third quarter fiscal 1996 revenues recognized for the INTELSAT contract were $2.8 million. There were no revenues recognized on the INTELSAT contract during the third quarter
of fiscal 1995.   Revenues recognized during the third quarter of fiscal 1996 and 1995 on government contracts remained unchanged at $19.1 million.

COST OF REVENUES. Cost of revenues were $28.9 million and $24.7 million for the third quarter of fiscal 1996 and 1995, respectively, representing a 17% increase. The increase during the third quarter of fiscal 1996 was the
result of the recognition of cost on an increased revenue base.   During the
third quarter of fiscal 1995, the Company recognized a $2.8 million reserve in its cost of revenues associated with projected cost increases on the INTELSAT contract. No such reserve was required for the third quarter of fiscal 1996.

RESEARCH AND DEVELOPMENT. Research and development (R&D) cost which also include bid and proposal (B&P) expenses associated with the pursuit of government contracts and certain large commercial contracts were $2.0 million and $1.3 million in the third quarter of fiscal year 1996 and 1995, respectively. During the third quarter of fiscal 1996, the Company increased its R&D expenses to support new product development. The Company anticipates that R&D expenses during the second half of fiscal 1996 will exceed R&D expenses incurred during the first half of fiscal 1996 to support new commercial product developments.

MARKETING AND ADMINISTRATIVE. Marketing and administrative expenses were $3.1 million and $2.2 million for the third quarter of fiscal 1996 and 1995, respectively. This increase is primarily a result of increasing the Company's technical and marketing staff and increased marketing expenses in pursuit of commercial opportunities.

OPERATING INCOME/LOSS. Operating income was $2.3 million for the third quarter of fiscal 1996 compared with an operating loss of $1.7 million for the third quarter of fiscal 1995. During the third quarter of fiscal 1995, the Company recognized a $2.8 million reserve associated with projected cost increases on the INTELSAT contract. No such reserve was required for the third quarter of fiscal 1996. The Company's gross profit achieved during the third quarter of fiscal 1996 exceed those gross profit amounts reported for each of the first two quarters of fiscal 1996.

INTEREST INCOME. Interest income for the third quarter of fiscal 1996 was $164 thousand compared to $191 thousand for the third quarter of the previous fiscal year. Interest income generated during both periods was from short-term investments.

ARBITRATION SETTLEMENT EXPENSES. During the third quarter of fiscal 1995, the Company received an unfavorable decision in an arbitration hearing involving an alleged default under a 1990 joint product development agreement. A charge of $1.6 million associated with the award to the prevailing party and other direct arbitration costs of approximately $.5 million were recognized during the third quarter of fiscal year 1995.

PROVISION/CREDIT FOR INCOME TAXES. Provision for income taxes during the third quarter of fiscal 1996 was $863 thousand compared to a credit of $1.3
million for the third quarter of the previous fiscal year.   During the third
quarter of fiscal 1996 the provisional tax rate of 34.9% was applied to income before tax provision. During the third quarter of fiscal 1995 the provisional tax rate of 35.7% was applied to loss before tax credit.

COMPARISON OF NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

REVENUES. Revenues were $107.9 million and $79.5 million for the nine months ended December 31, 1995 and 1994, respectively, representing an increase of 36%. This increase was attributable to growth in both commercial and government contracts. During the nine months ended December 31, 1995, revenues generated by commercial activities represented approximately 46% of total revenues compared to approximately 32% in the same period of the prior fiscal year. The growth in the Company's commercial business has been supported in part by increased demand for the Company's contract manufacturing services. For the first nine months of fiscal 1996, revenues from the Company's government business increased by 8% compared to government revenues for the nine months ended December 31, 1994.

COST OF REVENUES. Cost of revenues were $87.0 million and $66.6 million for the nine months ended December 31, 1995 and 1994, respectively, representing a 31% increase. The increase during the first nine months of fiscal 1996 was the result of the recognition of cost on an increased revenue base. During the third quarter of fiscal 1995, the Company recognized a $2.8 million reserve in its cost of revenues associated with projected cost increases on the INTELSAT contract. The Company's current cost-to-complete on INTELSAT and a U.S. Army satellite terminal contract will require the Company to continue to recognize cost of revenues equal or near the level of revenues reported for these contracts. The Company expects to complete these contracts by the end of the first quarter of fiscal 1997.

RESEARCH AND DEVELOPMENT. Research and development (R&D) cost which also include bid and proposal (B&P) expenses associated with the pursuit of government contracts and certain large commercial contracts were $5.9 million and $5.7 million for the first nine months of fiscal year 1996 and 1995,
respectively.   Bid and proposal expenses represented approximately 39% and
41% of total R&D cost for the first nine months of fiscal 1996 and 1995, respectively.

MARKETING AND ADMINISTRATIVE. Marketing and administrative expenses were $9.0 million and $6.6 million for the first nine months of fiscal 1996 and 1995, respectively. This increase is primarily a result of increasing the Company's technical marketing staff and increased marketing expenses in pursuit of commercial opportunities.

OPERATING INCOME. Operating income was $6.0 million and $629 thousand for the nine months ended December 31, 1995 and 1994, respectively. Gross margins during the first nine months of fiscal 1995 were adversely affected by the recognition of a $2.8 million reserve associated with projected cost increases on the INTELSAT contract. Although gross margins have improved during the first nine months of fiscal 1996 relative to gross margins reported during the first nine months of fiscal 1995, gross margins during fiscal 1996 have been affected by low or no margin revenues recognized on the INTELSAT and a U.S. Army satellite terminal contract.

INTEREST INCOME. Interest income for the first nine months of fiscal 1996 was $494 thousand compared to $527 thousand for the first nine months of the previous fiscal year. Interest income generated during both periods was from short-term investments.

ARBITRATION SETTLEMENT EXPENSES. During the third quarter of fiscal 1995, the Company received an unfavorable decision in an arbitration hearing involving an alleged default under a 1990 joint product development agreement. A charge of $1.6 million associated with the award to the prevailing party and other direct arbitration costs of approximately $.5 million were recognized during the third quarter of fiscal year 1995.

PROVISION/CREDIT FOR INCOME TAXES. Provision for income taxes was $2.4 million for the first three quarters of fiscal 1996 and the credit for income taxes was $322 thousand for the first three quarters of fiscal 1995. This represents a provisional tax rate of 36.5% and 35.0% for the first nine months of fiscal 1996 and 1995, respectively.

Bookings and Backlog

Funded bookings were $33.5 million and $25.8 million for the third quarter of fiscal 1996 and 1995, respectively, and $113.3 million and $93.9 million for the nine months ended December 31, 1995 and 1994, respectively. The increase in bookings was derived from new orders received within the Company's commercial operations. The increase in bookings has resulted in the Company's backlog increasing from $73.5 million at the end of the third quarter of fiscal 1995 to $77.9 million at the end of the third quarter of fiscal 1996.

Liquidity and Capital Resources

Working capital increased from $47.6 million to $53.0 million at December 31, 1994 and 1995, respectively and increased by $5.1 million from the end of fiscal 1995.

Net cash provided by operating activities for the first nine months of fiscal 1996 and 1995 was $1.4 million and $2.3 million, respectively. During the first nine months of fiscal 1996, the Company realized net income of $4.1 million, decreased its receivables, billed and unbilled, by $2.7 million, increased its inventories by $6.4 million and decreased its accounts payable, advance payments and accrued expenses by $1.6 million. During the first nine months of fiscal 1995, the Company realized a net loss of $597 thousand, increased its receivables by $1.1 million, increased its inventories by $2.8 million and increased its accounts payable, advance payments and accrued expenses by $1.4 million.

The Company utilized its cash for the purchase of property and equipment totaling $3.7 million and $4.1 million during the first nine months of fiscal 1996 and 1995, respectively.

During the third quarter of fiscal 1996, the Company negotiated and received an amended and restated credit agreement. The Company may utilize the bank credit commitment of $15.0 million to augment cash flow needs and secure standby letters of credit. Available borrowings under this line at December 31, 1995 were $15.0 million. Under this line of credit the Company must maintain certain financial covenants including provisions addressing debt coverage and profitability. As of December 31, 1995 Company was in compliance with all financial covenants. At December 31, 1995, the Company's long-term obligations
(including current maturities) and other long-term liabilities totaled approximately $1.1 million. At December 31, 1995, cash and cash equivalents of $4.6 million were held in money market accounts and short-term investments of $6.9 million were held in U.S. Government Treasury instruments.

The Company believes that its current cash position, funds generated from operations and funds available from its existing bank credit agreement, will be adequate to meet the Company's requirements for working capital, capital expenditures and debt service for the next several fiscal quarters.

                          PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

The Company's EDGAR Financial Data Schedule for the year-to-date period ending December 31, 1995 is attached to this Form 10-Q as an exhibit.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended December 31, 1995 the Company was not required to file a Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanford Telecommunications, Inc.
(Registrant)


-----------------------------------------
Gary Wolf
Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer)

February 12, 1996