Form 10-K405
period 1996-03-31
STANFORD TELECOMMUNICATIONS INC
filed 1996-06-28
CIK 725727

- ------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
- ------------------------------------------------------------------------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended March 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from _______ to _______

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

                    Yes   X   No
                        -----    -----

[X] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

As of May 31, 1996, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sale price of such stock on the Nasdaq National Market System, was $161,537,464. Shares of Common Stock held by each officer, director and ten percent stockholder of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's Common Stock outstanding on May 31, 1996 was 6,358,661.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1996 (the "Annual Report to Stockholders") are incorporated in Parts II and IV of this form 10-K. Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on June 26, 1996 (the "Proxy Statement"), are incorporated by reference in Part III of this form 10-K.

                                     PART I


ITEM 1.  BUSINESS

     Stanford Telecommunications, Inc. (the "Company") was incorporated in California in 1973 and reincorporated in Delaware in 1988. The Company designs, manufactures, and markets advanced digital telecommunications products and systems to establish or enhance communications via satellites, terrestrial wireless and cable. The Company also provides communication systems networking solutions and GPS navigation products. Stanford Telecom's expertise encompasses all the technologies required for these systems including radio frequency (RF), spread spectrum, waveform, coding, modem, ASIC, software and system design. The Company maintains a low cost commercial manufacturing capability and offers cost effective engineering services.

     The Company's principal base business areas and products include:

     Tri-band Terminals
     Transportable Milstar Terminal
     Advanced Communications for Government Agencies
     Communication Satellite Performance Monitoring
     Terrestrial Based Wireless Telephony
     Commercial Telecommunications Chip and Board Level Products
     Global Positioning System Aircraft Navigation
     Commercial Electronic Contract Manufacturing

     The following discussion addresses elements and applications which comprise the significant majority of the Company's base business.

BASE BUSINESS DISCUSSION

TRI-BAND TERMINALS

     DEFENSE INFORMATION INFRASTRUCTURE CONTINGENCY SATELLITE COMMUNICATIONS TERMINAL ("DSAT"). During fiscal 1995, the Company received a contract from the Defense Information Systems Agency ("DISA") for tri-band transportable satellite terminals. The DSAT terminals are valued in excess of $1 million each. The Company commenced delivery of the first units in January 1995. These satellite terminals are self-contained trailer-mounted with tri-band capability and can be configured for military, domestic and international satellites operating in C, X or Ku bands. The Company delivered seven DSAT systems through fiscal 1996 and plans to deliver the final two that are presently under contract in fiscal 1997. The existing contract allows DISA to exercise options for additional systems although their is no assurance that they will do so. The Company plans to pursue additional transportable tri-band satellite terminal opportunities for various agencies of the U.S. Government.

TRANSPORTABLE MILSTAR TERMINAL AND OTHER MILSTAR ACTIVITIES

     MILSTAR SATELLITE COMMUNICATIONS. The Company has been involved since 1981 in development of the U.S. Government's Milstar satellite communications program, designed to support stationary and mobile users in the joint military services in the 1990's and beyond. In addition to performing system engineering tasks, the Company has developed special test equipment in support of the Milstar program, including a subcontract for the Milstar EHF Test System to test the Milstar satellites in orbit. Presently, the Company is under contract to upgrade its Milstar Test Terminals to support the Medium Data Rate communication capabilities being added to the Milstar Block II satellites. During fiscal 1997 the Company plans to continue its development activities towards a proprietary low-cost transportable Milstar terminal. The

Company has begun a series of demonstrations of this new terminal to the Milstar communications satellite user community. The Company believes that the market for this product maybe significant although there is no assurance that the Company will realize sales of its terminals or that the terminals will ever gain market acceptance.


ADVANCED COMMUNICATIONS FOR GOVERNMENT AGENCIES

     DSCS OPERATIONAL CONTROL SYSTEM ("DOCS"). The Company developed, installed and now assists in the operation of an extensive network of computers and software which performs control and monitoring functions for the Defense Satellite Communication System ("DSCS"). Control of DSCS is complex due to the different types of multiple access techniques used and the need to react quickly to communications requirements and to hostile jamming actions. The task of optimizing and controlling the many thousand of parameters in the DSCS network is a sophisticated computational problem requiring both advanced computers and extensive information processing. In September 1992, the Company was awarded a DOCS Support Services contract with four one-year renewable options for an aggregate of $38 million for operations, hardware, and software support. The Company has received funding to continue work through January 1997. The Company anticipates that within the next year, the Government will issue a request for proposals for a competitive multi-year procurement for a continuation of the effort currently being performed by the Company under the DOCS contract. The Company plans to pursue this multi-year competitive contract and believes it remains in a good position to support this anticipated future requirement.
Under a separate contract, the Company is replacing existing Digital VAX equipment with newer minicomputers and operating systems. The upgraded hardware and software is currently being integrated at sixteen facilities worldwide in support of the DSCS Operational Control System.

     REPLACEMENT SATELLITE CONFIGURATION CONTROL ELEMENT ("RSCCE"). The Company has been awarded a contract from the U.S. Army to provide the configuration control element in support of network management for the U.S. Government's DSCS. Under this contract, the Company will provide the software and hardware necessary to fully configure, test, and deliver this element of the satellite system. The base contract is expected to be completed during fiscal 1997. Production options are expected to extend the contract's period of performance through the year 2000 although there is no assurance that the Government will exercise their options to procure additional production hardware.

     TDMA GROUND SYSTEMS. Stanford Telecom has developed a thin route, point-to-multipoint TDMA ground system for satellite-based communications which provides efficient use of the satellite transponders and can provide substantial cost and flexibility advantages over conventional "time" or "frequency" division multiple access systems. In a typical SATCOM network, the TDMA system will operate with a hub terminal and up to 32 remote terminals providing "capacity on demand" Demand Assignment Multiple Access services. Under contract with the U.S. Government, the Company developed and manufactured its TDMA system, the STEL 1105A, and has delivered approximately 330 systems to U.S. Government customers. The Company has also developed an advanced version of the TDMA system, the STEL 1105B, which has successfully completed customer field evaluation. The Company is under contract with the U.S. Navy to provide advanced TDMA network systems that can operate over commercial satellites to support voice, data and video communications to the fleet.

     SINGLE CHANNEL TRANSPONDER INJECTION SUBSYSTEM ("SCTIS"). The Company has employed its spread spectrum technology in the design, production and installation of high performance anti-jam uplink transmission systems for the U.S. Air Force which protect emergency messages being sent through the Defense Satellite Communications System against jamming and interception. Since the program commenced in 1978, the Company has delivered twelve SCTIS systems plus spare parts to the U.S. Air Force. During fiscal 1996, the Company was awarded a contract to upgrade the system to replace obsolete units and enhance performance. Development of this upgrade is currently on-going and a product follow-on is expected to be awarded during fiscal 1997. The Company is currently under contract to deliver an Enhanced Link Simulator in support of SCTIS. Delivery of these units is expected to be completed in fiscal year 1997. The Company believes the U.S. Air Force is considering future enhancements for both the SCTIS and the simulators and the Company remains in a good position to support future requirements.

     TRACKING AND DATA RELAY SATELLITE SYSTEMS ("TDRSS"). The National Aeronautics and Space Administration (NASA) Tracking and Data Relay Satellites enable NASA to maintain global continuous communications with the space shuttle and NASA satellites even when they are not in direct line-of-sight to tracking stations in the continental United States. The Company has several important roles in this billion dollar satellite system, including study and system engineering support, a major long-term subcontract to support TDRSS network control, prime contracts to develop and assess space/ground segment architectures for upgrading the TDRSS system, and assisting NASA in the deployment of a new TDRSS ground terminal in Guam. The Company has developed a portable S-band, spread spectrum transmitter and companion receiver designed for operation with TDRSS. The Company believes the market may be significant for these products although revenues from these products have not been material to date and there is no assurance that these products will gain market acceptance.

COMMUNICATION SATELLITE PERFORMANCE MONITORING

     COMMUNICATIONS SIGNAL MONITORING. In April 1993, the Company was awarded a $13 million multi-year contract to provide a signal monitoring system for the world's largest communications satellite network, owned and operated by Intelsat, an international consortium of over 100 nations. The contract required the development, assembly, installation and test of multiple systems to be deployed world-wide. During fiscal 1994 and 1995 the Company recognized losses totaling $3.5 million against the completion of this contract. During fiscal 1996 the Company successfully delivered all systems required by the contract and completed all necessary installations and tests. During early fiscal 1997, the Company received final system acceptance from Intelsat. The Company currently has a maintenance contract with Intelsat to support the monitoring systems. In addition, the Company offers its Transponder Access Control System (TACS) to serve the needs of customers with smaller communication satellite networks. Customers including the U.S. Government, Martin Marietta, Hughes, Network Systems, British Telecom, GTE Spacenet and Eutelsat have used TACS to monitor transponder performance including frequency power, bandwidth, interference, and unauthorized use to ensure that the satellite is functioning properly and efficiently.

TERRESTRIAL BASED WIRELESS TELEPHONY

     TERRESTRIAL BASED WIRELESS TELEPHONY. The Company has developed an advanced OCDMA architecture for Wireless Local Loop applications. In June 1995, the Company and DSC Communications signed a joint development agreement in which the Company will provide its radio frequency and modem technology, as well as its ASIC and waveform technology to expand DSC's wireless local loop access system capabilities. The enhanced Wireless Local Loop capabilities are expected to be demonstrated by the Company during fiscal 1997.

     The Company provides an RF Monitoring Unit ("RFMU") which is located inside PCS base stations. This unit has measurement and monitoring capabilities and is used by PCS system operators to monitor the interference environment such that PCS providers can share frequencies with existing microwave systems. The Company's RFMU products are currently operational in the Washington D. C. area and support the PCS network offered by American Personal Communications. The Company has delivered several hundred units and believes there are opportunities to deliver additional units in fiscal 1997 and beyond.

COMMERCIAL TELECOMMUNICATIONS CHIP AND BOARD LEVEL PRODUCTS

     COMMERCIAL TELECOMMUNICATIONS CHIP AND BOARD LEVEL PRODUCTS.   The Company
designs, manufactures and markets a wide range of Application Specific Integrated Circuits (ASIC) and board level assemblies for a variety of commercial telecommunication applications. These products provide the digital signal processing required to transmit and receive information. The Company offers products for PSK modulation and demodulation, digital down conversion, the reception and transmission of spread spectrum information, forward error correction, adaptive equalization and direct digital frequency synthesis. Key market areas addressed by the Company include:

          - Cable/Internet Communications. Stanford Telecom has developed the modulation/demodulation technology required for the "upstream" (from the subscriber set-top box to the cable "headend") transmission of data over hybrid fiber/coax (HFC) networks. Products offered include the STEL-1108, a single-chip complete BPSK/QPSK modulator ASIC, specifically designed for the transmission of data from the subscriber to the headend and the STEL-9244, a Burst Demodulator board level assembly that provides demodulation of burst QPSK signals in the upstream environment. The Company believes that a number of Internet access product manufactures have incorporated Stanford Telecom's products into systems which are currently in field trials at locations throughout the United States. Although revenues from these products have not been material to date, the Company believes that future revenues may be significant if production orders are forthcoming.

          - Very Small Aperture Terminal (VSAT) Receiver Assemblies. The Company offers board level receiver assemblies for use in VSAT satellite systems. These digital demodulator assembly products are used for rural telephony, background music services and business data transmissions. The STEL-9236 product family can provide signal timing recovery, demodulation, down conversion, carrier tracking and forward error correction functions. Since product introduction, the Company has received orders for approximately 17,000 VSAT receiver assemblies.

          - Spread Spectrum Wireless Communications. The Company offers products for spread spectrum applications such as wireless telephony, cordless PBX's, wireless LAN's, vehicle tracking and other positioning systems. Stanford Telecom has integrated many complex digital signal processing functions into a single ASIC architecture for its STEL-2000A wireless signal processor.

GLOBAL POSITIONING SYSTEM AIRCRAFT NAVIGATION.

     AIR TRAFFIC CONTROL SYSTEM MODERNIZATION. Since 1984, the Company has been supporting an FAA program to upgrade and modernize the nation's air traffic control and air transport navigation system. The Company's activities include air traffic control (ATC) automation and communications system engineering and support to FAA special projects activities such as the relocation of the Chicago O'Hare ATC Tower Complex. The Company is also supporting the FAA in its acquisition of the new terminal area ATC automation system. The above activities are being conducted under two separate contracts: one to GSA/FEDSIM for communication system engineering and one to DOT for transportation system engineering and R&D support.

     In addition, the Company was awarded a long term contract in fiscal 1996 to support the FAA's implementation of a Global Positioning System (GPS) Wide Area Augmentation System (WAAS). The FAA's WAAS Program is a central element of the FAA's plans to move toward a satellite based Air Traffic Control System. The WAAS, through supplementing the GPS system, will enable this system to become a sole means navigation source for en route and terminal area aviation navigation purposes. This will greatly enhance aircraft navigation capability and allow the

FAA to provide a more cost effective navigation infrastructure for civil aviation in the National Airspace System. The Company has performed a central role in the development of the WAAS concept through support to concept definition, prototyping and field testing. This contract will leverage the Company's substantial in-house expertise in satellite navigation to the provision of technical support services addressing communications, navigation, hardware, software and test issues that surround development of the WAAS. The Company believes that an international need exist for WAAS capabilities and its plans to pursue such opportunities as they arise.

     GPS INSTRUMENTATION. The Company provides standard off-the-shelf GPS navigation instrumentation products and GPS simulators, which allow laboratories, system integrators and manufactures of receivers to perform an automated test of GPS equipment by simulating a wide range of vehicle motions including aircraft flight, the motion of a ship or the route of a vehicle along a road. Automated testing using GPS simulators avoids time consuming dynamic testing on testbeds such as aircraft and ships. The Company believes that the market for this type of specialized product is currently limited and future revenues in this area are unlikely to be significant.

COMMERCIAL ELECTRONIC CONTRACT MANUFACTURING

     COMMERCIAL ELECTRONIC CONTRACT MANUFACTURING. During fiscal 1993, the Company began to pursue opportunities in commercial contract manufacturing. In addition to producing its own products, the Company offers its contract manufacturing services to commercial customers. Revenues for the Company's contract manufacturing business amounted to approximately 20% of total revenues for fiscal year 1996, an increase from approximately 10% of revenues for fiscal year 1995. The Company's Sunnyvale, California manufacturing facilities received ISO-9001 certification during fiscal year 1996. Approximately 10% of the Company's manufacturing capacity was used in support of the Company's own products.

COMMERCIAL STRATEGIC PRODUCT DEVELOPMENT


     Stanford Telecom has initiated a number of strategic product developments and business arrangements, including those addressed below, to address a growing worldwide market for digital telecommunication products and services. Revenues from these initiates have not been significant to date and there is no assurance that the Company will be successful in the development, marketing, distribution and sales of these products however the Company believes that the market for these product and services is substantial.

     SATELLITE PERSONAL COMMUNICATIONS. In recent years a number of worldwide satellite-based cellular systems have been proposed, including TRW/Teleglobe's Odyssey, Inmarsat's ICO, Motorola's Iridium and Loral/Qualcomm's Globalstar.
The Company has been carrying out research and development on the medium altitude Odyssey system being proposed by TRW/Teleglobe. The Company hopes to play a key role in the ground station terminals that interface with the public switch telephone network. The Company expects Odyssey to use a Stanford Telecom proprietary version of the OCDMA (Orthogonal Code Division Multiple Access) wave form in transmission of voice communications. There has been no decision on whether Odyssey will proceed however a decision is expected this calendar year. The Company is also a member of an international team competing for a regional personal communication system.

     WIRELESS BROADBAND COMMUNICATIONS (LMDS). Wireless broadband communications, also called Local Multipoint Distribution System (LMDS), or wireless cable", is a new technique for two-way transmission of high speed digital data using terrestrial microwave links to homes and offices. Stanford Telecom and Hewlett Packard have signed a memorandum of understanding to develop a complete LMDS system. These systems operate in the 28-29 GHz microwave frequency spectrum. The Company has begun to conduct technology demonstrations and plans to enhance the capabilities of its system throughout fiscal 1997. It is unlikely that a sizable market will develop for this system until after the FCC completes the auction for utilization of the frequency spectrum and the system has been adequately field demonstrated to potential customers such as Regional Bell
Operating Companies, long distance carriers and others.   The Company believes
that the potential for significant revenues will not occur until fiscal 1998.

     CABLE/INTERNET COMMUNICATIONS. One of the major new cable markets that can be addressed by the CATV service provider is that of high-speed two-way Internet and worldwide Web access. The full potential of the Internet can be realized when high-resolution images can be quickly transmitted to the user. The use of cable for this application offers the potential to increase the rate of transmission by a factor of approximately 1,000 over typical telephone modem access. In order to realize these increased transmission speeds, the cable system needs to be augmented with both upstream and high speed downstream links. Stanford Telecom has developed and currently offers for sale products which address both upstream and downstream links. The Company plans to develop and offer second generation products to provide improved performance at lower cost. The Company believes it is in a good position to receive initial production orders towards the end of fiscal 1997.

     INTEGRATED SATCOM/WIRELESS LOCAL LOOP. To address the needs of the developing world for telephony services, the Company plans to develop a low-cost version of the OCDMA wireless local loop which will be integrated with a satellite communication link and small satellite terminals. The Company is currently evaluating market opportunities in the Far East and South America and has begun development work to reduce the cost of system components. The Company believes that providing a low-cost system is critical to a successful product offering and plans to continue to evaluate the market opportunities and the economic model required to assure a profitable business venture. The Company does not expect to recognize revenues in this area during fiscal 1997.

OTHER BUSINESS

MANUFACTURING.

     Stanford Telecom's products are generally manufactured from standard components, its proprietary ASICs and other components or subsystems produced to the Company's specifications. Most of the Company's current products contain microprocessors for which proprietary software is designed and tested by the Company's engineers. The Company does not have a semiconductor foundry or fabrication facility. For the production of ASICs, the Company contracts with companies that have foundry capability including Zilog (under a strategic relationship), American Microsystems Inc., Hitachi, and AT&T Microelectronics.

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

MARKETING AND CUSTOMERS.

     The Company markets its products and services to agencies of the U.S. Government, prime contractors to these agencies and an increasing number of commercial customers. The Company's marketing is conducted by its management and technical staff, and in the case of its commercial business, domestic and international sales representatives are also utilized. The Company's marketing efforts for its government business consist of responding to requests for proposals and solicitations for bids from U.S. Government agencies or prime contractors to these agencies and direct marketing of its off-the-shelf, standardized products. The Company markets its ASICs and commercial products primarily through its direct sales personnel consisting of five full-time employees, 24 independent sales representative locations covering the U.S. and Canada and 23 other independent sales representative offices covering other international territories. The Company also places advertisements for commercial products, particularly its ASIC products, in a number of trade magazines and participates in trade shows and industry symposiums.

     During the fiscal years ended March 31, 1996, 1995 and 1994 approximately 54%, 69%, and 73%, respectively, of the Company's revenues were attributable to contracts with numerous agencies of the U.S. Government. No single contract accounted for more than 10% of revenues during fiscal 1996, 1995 or 1994. Some of the Company's U.S. Government sales are made under letter contracts in which the final contract price is agreed upon after work has begun. To date, the Company has had a small amount of revenue from international customers. Such sales are often subject to U.S. State Department approval and export license requirements.

COMPETITION.

     Competition is intense among providers of digital telecommunications equipment, products and services. In the Company's government business, competitors include major defense contractors, telecommunications equipment and electronics firms, and systems integrators, most of which have significantly greater financial, marketing and operating resources than the Company, as well as broader product lines and technological capabilities. As a result of reduced defense spending by the U.S. and other governments, competition has become more intense in the Company's government business. Although no single competitor competes with the Company in all of its product lines, a number of competitors such as Harris Corporation, Loral-Space, Lockheed-Martin, TRW, BDM, CSC, Texas Instruments, Hitachi, and Rockwell International compete with the Company in various market segments. Certain of the Company's customers have technological capabilities in the Company's product areas and could choose to develop and manufacture certain products themselves rather than purchase from suppliers such as the Company. As the Company continues to transition to more commercial business, it expects to face new and increasing competition with respect to its commercially oriented products and services. The Company believes that, in its highly specialized technical environment, price, performance, reputation, reliability, on-time delivery and customer support are the primary competitive factors among companies having similar technical capabilities.

BACKLOG AND BOOKINGS.

     Funded backlog includes: (i) projects and orders covered by signed contracts for which the government has specifically allocated funding; and (ii) purchase orders from commercial customers. The Company's backlog is largely attributable to agencies of the U.S. Government. In the case of certain long-term contract awards, the U.S. Government typically makes the funds available over the life of the contract as opposed to the time of the contract award. In such cases the Company reports as funded bookings only the amount of the funds specifically allocated and the resultant backlog as funded backlog. The Company does not include unexercised options in backlog. The Company's funded bookings for fiscal years 1996 and 1995 were $155.0 million and $127.8 million, respectively, and the Company's backlog at the end of fiscal years 1996 and

1995 was $82.4 million and $72.5 million, respectively. At March 31, 1996 backlog from the Company's government and commercial businesses were approximately $46.8 million and $35.6 million, respectively. There is no assurance that funded backlog will be completed and booked as revenue. The Company's contracts typically contain contingency provisions permitting termination by the customer at any time. Cancellation of pending contracts or termination or reductions of contracts in progress may have a material adverse effect on the Company's results of operations.

RESEARCH AND DEVELOPMENT.

     The telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products. The Company believes that its continued success depends in large part on its ability to develop new and enhanced digital telecommunications products. The Company conducts extensive research, development and engineering activities with the objective of developing products and systems that provide for cost-effective, high-quality satellite communications and digital wireless telecommunications. Since its inception, the Company has developed a number of innovative and proprietary digital telecommunications technologies through a combination of customer and internally funded research and development. A significant portion of these expenditures include bid and proposal expenditures which are largely the initial advanced technology development efforts directed toward a specific product or technical task for which the Company must show technical viability. Company-funded expenditures for research and development including bid and proposal activities for fiscal years 1996, 1995, and 1994 were approximately $8.4 million, $7.7 million, and $6.4 million, respectively, which represented 5.8%, 6.8%, and 6.5% of total revenues, respectively.

     The Company's revenues have historically been derived primarily from performing contract research and development and engaging in limited production contracts with agencies of the U.S. Government and their prime contractors. As a result, a substantial portion of the digital telecommunications research and development performed by the Company since its inception has been funded by its customers and recorded as revenues by the Company. Accordingly, the cost of performing this customer-funded research and development is included in "Costs of Revenues" in the Company's financial statements. The Company is continually seeking to develop new products for commercial applications to leverage its leading digital telecommunications technologies that have been funded through many military and government research and development contracts since the early 1970's.

EMPLOYEES.

     As of March 31, 1996, the Company employed 890 full-time and 24 part-time employees and 30 professional consultants. Of the full-time and part-time employees, 427 are in technical operations, 173 in manufacturing operations, and 314 in management and support for technical and corporate operations. The majority of the Company's employees are highly skilled technical personnel. Several are nationally known leaders in the field of digital telecommunications. Over 490 employees hold advanced degrees, including approximately 30 with doctoral degrees. None of the employees are represented by a labor union and the Company has never had a work stoppage. The Company believes its employee relations to be excellent. Due to the nature of the Company's business, a large number of its technical employees must obtain security clearances from the U.S. Government, which limits the available pool of eligible candidates for such positions to those who can satisfy prerequisites for such clearances.

PATENTS AND PROPRIETARY RIGHTS.

     The success of the Company's business depends in part upon its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. Although the Company has obtained patents covering certain of its technologies, it believes that the ownership of patents has not generally been a significant factor in its government business and that its success depends primarily on innovative skills, technical competence, and the marketing and managerial abilities of its personnel. The Company relies on a combination of trade secrets, copyrights, patents, nondisclosure agreements and technical measures to protect its proprietary rights in its products and technology. Such protection may not preclude competitors from developing products with features similar to the Company's products. The Company believes that patents will play an increasingly important role in its commercial business and during the past two years the Company has received or filed for approximately 50 patents with the U.S. Patent and Trademark Office. The Company expects it will continue to aggressively pursue additional patents to protect its intellectual property. The Company requires its employees to execute proprietary rights and nondisclosure agreements and to maintain the confidentiality of the Company's proprietary information.

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

CAUTIONARY STATEMENTS

In the interest of providing the Company's shareholders and potential investors with certain Company information, including management's assessment of the Company's future potential, certain statements set forth herein contain or are based on projections of revenue, income, earnings per share and other financial items or relate to management's future plans and objectives or to the Company's future economic performance. Such statements are "forward-looking statements" within the meaning of Section 27A(i) of the Securities Act of 1933, as amended, and in Section 21E(i) of the Securities Exchange Act of 1934, as amended.

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

ITEM 2.  PROPERTIES

     The Company's headquarters and principal engineering and manufacturing facilities are currently located in four adjacent buildings in Sunnyvale, California where it leases approximately 172,000 square feet. The Company's Sunnyvale facility leases will expire in the year 2000. The leases contain options for renewal under terms and conditions to be negotiated at the time of expiration. The Company also leases approximately 84,000, 34,000, 30,900, 15,300, and 11,300 square feet of office space in Reston, Virginia, Colorado Springs, Colorado, Annapolis Junction, Maryland, Lowell, Massachusetts, and Seabrook, Maryland, respectively, which space is used primarily for the performance of study, system engineering and hardware contracts. The Reston facility leases expire in 1997 through 2001. The Colorado Springs, Annapolis Junction, Lowell, and Seabrook leases expire in 1999, 2003, 2001, and 1997, respectively. The Company believes its current facilities are suitable and adequate for the Company's operations over the next fiscal year.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable.

                                    PART II

ITEM 5. - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

Incorporated by reference from page 28 of the Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA.

Incorporated by reference from page 28 of the Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Incorporated by reference from pages 15 through 18 of the Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial statements of Stanford Telecommunications, Inc. as of March 31, 1996 and March 31, 1995 and for each of the three years in the period ended March 31, 1996 and the report of independent public accountants thereon are incorporated by reference from pages 19 through 27 of the Annual Report to Stockholders. See Part IV, Item 14(a).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Inapplicable.


                                       -11

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below are the names and ages of the executive officers and directors of the Company, their principal occupations at present and for the past five years, certain directorships held by each, and the year in which each became a director or executive officer of the Company.

Dr. James J. Spilker, Jr. (age 62), a founder of the Company, is Chairman of the Board. He served as President and Chief Executive Officer of the Company from August 1981 to June 1995.

Dr. Val P. Peline (age 65) was elected as a Director of the Company in October 1985. Dr. Peline joined the Company as its President and Chief Executive Officer effective June 5, 1995. Dr. Peline served as President of the Electronic Systems Group, a division of Lockheed Corp., from 1987 until he retired from such position in March 1995. Dr. Peline had been President of the Lockheed Space Division from 1984 to March 1987.

Mr. Michael Berberian (age 62), a private investor, was appointed to fill a vacancy on the Board of Directors in December 1989. From 1973 to 1990 he served on the Board of Directors of Lockheed Corporation.

Mr. John W. Brownie (age 62), a founder of the Company, served as Executive Vice President of the Company from June 1982 and as General Manager from July 1981 until his retirement in January 1985. He has been a Director and Vice President of the Company since the Company's organization in May 1973.

Dr. P. Marshall Fitzgerald (age 63), a founder of the Company, has served as a Director since its organization in May 1973 and served as President of the Company from May 1973 until his retirement in July 1981.

Mr. Milton W. Holcombe (age 63) was appointed to fill a vacancy on the Board of Directors in September 1990. Mr. Holcombe served as President of Chrysler Technologies Airborne Systems, Inc. from 1988 until his retirement in 1990. In 1970 he co-founded Electrospace Systems, Inc. where he served as Group Vice President and Assistant Treasurer prior to the acquisition of Electrospace Systems by Chrysler Corporation in 1988.

Mr. Leonard Schuchman (age 59) was elected as a Director of the Company in April 1985. Mr. Schuchman joined the Company in January 1976 and became Vice President in February 1977. He is responsible for directing the Company's Communications and Navigation Systems Operation.

Dr. C. Jerome Waylan (age 54) was appointed to fill a vacancy on the Board of Directors in May 1994. Dr. Waylan served as President of GTE Spacenet Corporation from 1985 to 1993 and as Executive Vice President of GTE Mobilnet from 1993 until his retirement in April 1996. In June 1996, Dr. Waylan was named Executive Vice President and Member of the Office of the Chairman of NextWave Telecom, Inc.

Mr. Ernest L. Dickens, Jr. (age 49) joined the Company in October 1981. From April 1990 to October 1995 he directed the Company's Government Systems Services operation. Mr. Dickens was elected Vice President in November 1995 and currently directs the Company's Satcom Ground Systems operation.

Mr. Bronic C. Knarr (age 50) joined the Company in November 1988. From November 1988 to April 1992 Mr. Knarr held various management positions at the Company in support of key programs. From April 1992 to September 1995 Mr. Knarr directed the Company's Satellite Communications operations. In September 1995 Mr. Knarr was appointed director of the Company's Manufacturing and Quality Assurance operation and was elected Vice President in November 1995.

Dr. John E. Ohlson (age 56) joined the Company in March 1981 as Director of Telecommunications Programs Operations and became Vice President in January 1982. In February 1991 he was named Director of Military Ground Terminals. Dr. Ohlson directed the Satellite Communications Group from June 1992 to November 1994. Dr. Ohlson was named as the Company's Chief Technical Officer in November 1994 and currently directs the Company's Satellite Personal Communications Operation.

Mr. Gary S. Wolf (age 45) joined the Company in May 1978 and was elected Vice President, Chief Financial Officer, Secretary and Treasurer in December 1984.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and executive officers and holders of more than 10% of the outstanding Common Stock ("insiders") to file with the SEC reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Insiders also are required to furnish the Company with a copy of all reports that they file with the SEC pursuant to Section 16(a).

     Based solely on its review of such reports or written representations with respect to Section 16(a) reports by insiders, the Company believes that during fiscal year 1996, each of the insiders complied with all applicable filing requirements under Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive Compensation" beginning on page 5 of the Company's Proxy Statement is incorporated herein by reference and made a part hereof in response to the information required by this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Stock Ownership" beginning on page 12 of the Company's Proxy Statement is incorporated herein by reference and made a part hereof in response to the information required by this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Inapplicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following report, financial statements and other information are incorporated by reference from the Annual Report to stockholders and form a part of this report:

                                                               REFERENCE PAGE

                                                        1996
                                                       Annual
                                                       Report        Form 10-K
                                                       -------       ---------
1.   FINANCIAL STATEMENTS.

     Report of Independent Public
     Accountants                                         19

     Statements of income for each
     of the three years in the period
     ended March 31, 1996                                19

     Balance sheets at March 31, 1996 and
     March 31, 1995                                      20

     Statements of shareholders' equity for
     each of the three years in the period
     ended March 31, 1996                                21

     Statements of cash flow for each of
     the three years in the period ended
     March 31, 1996                                      22

     Notes to financial statements                       23

2.   FINANCIAL STATEMENT SCHEDULES

     II - Valuation and Qualifying Accounts                             19

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

3.   Exhibits.

Exhibit Number      Description
- --------------      -----------

3.1(2)         Certificate of Incorporation, as amended.
3.2(2)         Bylaws, as amended.
4.1(6)         Rights Agreement dated as of May 9, 1995 between the Company and The First National Bank of Boston.

4.2            Agreement re. Rights of Holders of Long-Term Debt.

10.1(5) Consolidated, Amended and Restated Deed of Lease for the premises located at 1761 Business Center Drive, Reston, Virginia dated October 1, 1993 between the Company and the Variable Annuity Life Insurance Company.

10.2(1)*       1982 Stock Option Plan, as amended, and form of Agreements.

10.3(3)*       1992 Employee Stock Purchase Plan.

10.4(4) Lease dated November 19, 1992 for 480 Java Drive, Sunnyvale, California, 440 Moffett Park Drive, Sunnyvale, California, and 1221 Crossman Avenue, Sunnyvale, California.

10.5(5) Office Lease Agreement for 141 National Business Parkway, Annapolis Junction, Maryland dated March 1, 1993 between the Company and Constellation Real Estate, Inc.

10.6*          1991 Stock Option Plan and form of Agreements.

10.7*          Management Incentive Plan.

10.8 Credit Agreement dated December 20, 1995 between the Company and Bank of America National Trust and Savings Association.

13.1(7) Annual Report to Stockholders for the fiscal year ended March 31, 1996.

23.1           Consent of Arthur Andersen LLP, independent public accountants.

24.1           Power of Attorney (included on page 15 hereof).

27.1           Financial Data Schedule

- ---------------------------
     *Compensatory Plan

(1) Incorporated by reference from the Company's Annual Report on Form l0-K for the fiscal year ended March 31, 1987.

(2) Incorporated by reference from the Company's Annual Report on Form l0-K for the fiscal year ended March 31, 1989.

(3) Incorporated by reference from the Company's Annual Report on Form l0-K for the fiscal year ended March 31, 1992.

(4) Incorporated by reference from the Company's Annual Report on Form l0-K for the fiscal year ended March 31, 1993.

(5) Incorporated by reference from the Company's Registration Statement on Form S-1, No. 33-72720.

(6) Incorporated by reference from the Company's Registration Statement on Form 8-A, dated May 24, 1995.

(7) Only those portions of the Annual Report to Stockholders that are specifically incorporated by reference in this form 10-K are included in this exhibit.

REPORTS OF FORM 8-K

No current Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the last quarter of the period covered by this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   STANFORD TELECOMMUNICATIONS, INC.


Dated: June 24, 1996                /s/ James J. Spilker, Jr.
                                    ----------------------------------
                                   James J. Spilker, Jr.
                                   Chairman of the Board

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                        Title                            Date
      ---------                        -----                            ----


/s/ James J. Spilker, Jr.          Chairman of the Board           June 24, 1996
- ------------------------------
James J. Spilker, Jr.


/s/ Val P. Peline                  President (Principal Executive  June 24, 1996
- ------------------------------     Officer) and Director
Val P. Peline


/s/ Gary S. Wolf                   Vice President, Treasurer and   June 24, 1996
- ------------------------------     Secretary, (Principal Financial
Gary S. Wolf                       and Accounting Officer)


/s/ Michael Berberian              Director                        June 24, 1996
- ------------------------------
Michael Berberian

/s/ John W. Brownie                Director                        June 18, 1996
- ------------------------------
John W. Brownie


/s/ P. Marshall Fitzgerald         Director                        June 19, 1996
- ------------------------------
P. Marshall Fitzgerald


/s/ Milton W. Holcombe             Director                        June 19, 1996
- ------------------------------
Milton W. Holcombe


/s/ Leonard Schuchman              Vice President and Director     June 24, 1996
- ------------------------------
Leonard Schuchman


/s/ C. J. Waylan                   Director                        June 17, 1996
- ------------------------------
C. J. Waylan

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULES

To Stanford Telecommunications, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Stanford Telecommunications, Inc.'s annual report to stockholders incorporated by reference in this Form l0-K, and have issued our report thereon dated April 22, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed at Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                   ARTHUR ANDERSEN LLP

San Jose, California
April 22, 1996

                                   SCHEDULE II

                        STANFORD TELECOMMUNICATIONS, INC.
                        Valuation and Qualifying Accounts
                        Three years ended March 31, 1996
                                 (In Thousands)


ALLOWANCE FOR DOUBTFUL ACCOUNTS


               Bal. at Beg.        Charged to     Bad Debts      Bal. at End
     Year       of period            expense      Written Off      of Period
     ----      -----------         ------------   -----------    -------------

     1994         $175                $375          $(307)            $243
     1995         $243                $541          $(134)            $650
     1996         $650                $468          $(198)            $920