Form 10-Q
period 1996-06-30
STANFORD TELECOMMUNICATIONS INC
filed 1996-07-19
CIK 725727

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q
                                      (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                          OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________to__________________

Commission file number 0-12734

                          Stanford Telecommunications, Inc.
                          ---------------------------------
                (Exact name of registrant as specified in its charter)

      Delaware                                       94-2207636
      --------                                       ----------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                      1221 Crossman Avenue, Sunnyvale, CA  94089
                      ------------------------------------------
                      (Address of principal executives offices)
                                      (Zip Code)

                                     408/745-0818
                                     ------------
                 (Registrant's telephone number, including area code)

                                     ------------

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

Yes/X/  No/ /

                         APPLICABLE ONLY TO CORPORATE USERS:
    Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of the latest practical date.

                            6,373,917 as of July 10, 1996

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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Stanford Telecommunications, Inc. 1996 Annual Report.

The results of operations for the first three months of fiscal year 1997 ended June 30, 1996 are not necessarily indicative of results to be expected for the entire year ending March 31, 1997.

                          STANFORD TELECOMMUNICATIONS, INC.
                               CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


ASSETS                                                       June 30,       March 31,
                                                               1996            1996
                                                             ----------     ---------
   Current assets:                                            (Unaudited)
    Cash and cash equivalents                               $   7,756      $   4,409
    Short-term investments                                     15,095         14,127
    Accounts receivable                                        23,864         22,018
    Unbilled receivables                                       13,792         11,993
    Inventories, net of related progress billings              15,869         18,702
    Prepaid expenses                                            5,123          4,903
                                                             --------       --------
       Total current assets                                    81,499         76,152
                                                             --------       --------

   Property and equipment at cost:
    Electronic test equipment                                  40,644         39,541
    Furniture and fixtures                                      3,032          2,967
    Leasehold improvements                                      3,759          3,657
                                                             --------       --------
                                                               47,435         46,165
    Less:  Accumulated depreciation and amortization          (32,909)       (31,665)
                                                            --------        --------
       Net property and equipment                              14,526         14,500
                                                             --------       --------
   Other assets                                                   337            296
                                                             --------       --------
                                                            $  96,362      $  90,948
                                                            ---------      ---------
                                                            ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
    Current maturities of long-term obligations             $      70      $      80
    Accounts payable                                            9,070          6,097
    Advance payments from customers                             2,231            515
    Accrued liabilities                                         8,198         10,044
    Accrued and current deferred income taxes                   2,905          2,921
                                                            ---------      ---------

       Total current liabilities                               22,474         19,657
                                                            ---------      ---------

   Long-term obligations, less current maturities                  70             85
                                                            ---------      ---------
   Other long-term liabilities                                    967            986
                                                            ---------      ---------
   Deferred income taxes                                          634            631
                                                            ---------      ---------

   Shareholders' equity:
    Common shares - par value $.01; 25,000 shares authorized
       Outstanding    - 6,373 shares at June 30, 1996              64             63
                      - 6,328 shares at March 31, 1996

    Paid-in capital                                            39,107         38,369
    Retained earnings                                          33,046         31,158
                                                            ---------      ---------
       Total shareholders' equity                              72,217         69,589
                                                            ---------      ---------
                                                            $  96,362      $  90,948
                                                            ---------      ---------
                                                            ---------      ---------



See accompanying notes.

                           STANFORD TELECOMMUNICATIONS, INC.
                      CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)



                                                    Three Months
                                                    Ended June 30,
                                                  1996          1995
                                                 ------        ------
Revenues                                       $40,843        $35,952

Cost of revenues                                31,993         29,876
                                                -------        -------

   Gross profit                                  8,850          6,076

Expenses

   Research and development                      2,229          1,793
   Marketing and administrative                  4,022          2,659
                                                -------        -------

       Total expenses                            6,251          4,452

Operating income                                 2,599          1,624

Interest income, net                               284            178
                                                -------        -------

Income before income taxes                       2,883          1,802

(Provision) for income taxes                      (995)          (676)
                                                -------        -------

   Net income (loss)                           $ 1,888        $ 1,126
                                                -------        -------
                                                -------        -------

Weighted average common shares
 and equivalents                                 6,524          6,272

Net income per share                            $ 0.29         $  0.18
                                                -------        -------
                                                -------        -------



See accompanying notes

                          STANFORD TELECOMMUNICATIONS, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (IN THOUSANDS)




                                                                            Three Months Ended
                                                                               June 30,
                                                                         -----------------------
                                                                           1996            1995
                                                                          ------         -------
Cash flows from operating activities:
   Net income                                                           $ 1,888        $ 1,126
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                         1,244          1,190
    Issuances of stock to employees under bonus and award plans              27             47
    Provision for losses on receivables and contracts                       472             65
    Loss on retirements of property and equipment                            -              15
    (Increase) decrease in assets:
    Receivables billed and unbilled                                      (3,790)         2,129
    Inventories                                                           2,506         (3,446)
    Prepaid expenses and other assets                                      (261)          (662)
    Increase (decrease) in liabilities:
    Accounts payable, advance payments, and accrued expenses              2,843         (1,218)
    Other long-term liabilities                                             (19)           (29)
    Accrued and deferred income taxes                                       (13)          (486)
                                                                          ------         ------
       Net cash provided by (used in) operating activities                4,897         (1,269)
                                                                          ------         ------

Cash flows from investing activities:
    Purchase of short-term investments                                   (5,853)           -
    Proceeds from maturities of short-term investments                    4,885          1,009
    Purchase of property and equipment                                   (1,269)        (1,632)
                                                                          ------         ------
    Proceeds from sale of property and equipment                              0             90
       Net cash used in investing activities                             (2,237)          (533)
                                                                          ------         ------

Cash flows from financing activities:
    Payments on capital lease obligations                                   (25)           (38)
    Proceeds from transactions under stock plans                            712            154
                                                                          ------         ------
       Net cash provided by financing activities                            687            116
                                                                          ------         ------

Net increase (decrease) in cash and cash equivalents                      3,347         (1,686)

Cash and cash equivalents at beginning of period                          4,409          2,910
                                                                          ------         ------

Cash and cash equivalents at end of period                               $7,756         $1,224
                                                                          ------         ------
                                                                          ------         ------



See accompanying notes.

                           STANFORD TELECOMMUNICATIONS, INC.
                   NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                                     (UNAUDITED)
                                    JUNE 30, 1996

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

    The components of inventory are (in thousands):

                                                 June 30, 1996   March 31, 1996
       Raw materials and supplies                   $   249        $   158
       Work-in-progress                              15,200         18,615
       Finished goods                                 2,630          1,850
       Allocated general and administrative costs       130            808
       Less:  progress billings                      (2,340)        (2,729)
                                                    -------        -------
                                                    $15,869        $18,702
                                                    -------        -------
                                                    -------        -------

3.  Capital Stock

    On June 26, 1996, the Company's stockholders approved an amendment to
    Article 4 of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock par value $0.01 per share ("common stock"), from 15,000,000 to 25,000,000.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Since the Company's inception in 1973, revenues have been generated primarily from sales to agencies of the U.S. Government, including the DoD, the U.S. Air Force, Army and Navy, NASA and the FAA, or their prime contractors. Such revenues are generated from many contracts including programs requiring multi-year hardware and software development and limited production of products and systems. The Company's contracts often require the design, production, operation and maintenance of sophisticated equipment and systems and provision of system integration services in the digital telecommunications and satellite communications fields. A substantial portion of the digital telecommunications and satellite communications research and development performed by the Company since its inception has been funded by its customers and recorded as revenues by the Company. Accordingly, the cost of performing this customer-funded research and development is included in "Cost of Revenues" in the Company's financial statements. The Company's government contracts are generally cost-reimbursement plus profit or fixed-price contracts. The Company generally recognizes revenues from its long-term government contracts on a percentage-of-completion basis, or a unit shipped basis for production contracts.

Commencing in the late 1980's, the Company began to pursue commercial opportunities utilizing its digital telecommunications technology developed and enhanced by the Company since its inception. Commercial revenues have risen from less than 6% of total revenues in fiscal year 1989 to approximately 46% of total revenues in fiscal year 1996. During fiscal year 1996, commercial revenues which amounted to approximately $66.3 million included: (i) contract manufacturing revenues from the Company's electronics assembly business ($29.1 million); (ii) sales of ASICs, circuit boards and subsystems to the telecommunications industry ($13.3 million); (iii) development programs for INTELSAT and DSC Communications Corporation ($14.7 million); (iv) sales of off-the-shelf products for secure voice transmissions and GPS instrumentation ($3.3 million); and (v) other commercial systems and product business ($5.9 million). During the first quarter of fiscal 1997, commercial revenues amounted to approximately $19.2 million or 47% of total revenues reported.
The Company includes in commercial revenues sales of standardized or off-the-shelf products such as the digital interfaces for secure voice transmissions or GPS simulators to any customers, including government customers.

The Company's operating results have from time to time been adversely affected by non-recoverable cost overruns on certain fixed-price contracts, primarily fixed-price development contracts which have included significant software and hardware development. The Company has instituted additional management controls to more closely monitor its bidding process and costs incurred on fixed-price development contracts, however, no assurance can be given that the Company will not incur losses on future fixed-price contracts or additional losses on existing contracts. The Company believes that development contracts are an important element in maintaining its technological leadership position in digital telecommunications. The Company plans to selectively bid on programs where it would be the sole provider or its technology leadership provides a competitive advantage. In addition, in order to position itself in the commercial marketplace, the Company may selectively enter into contracts with customers to deliver products where the Company will be funding a portion of the development costs. As a result, the Company may incur losses on certain fixed-price contracts. Such losses will be charged against results of operations in the period when they first become known, typically near the initiation of the contract and may have a material adverse effect on the Company's results of operations.

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

For further information on the foregoing, reference is made to the Company's Securities and Exchange Commission report on Form 10-K.

QUARTERLY RESULTS

The following table presents the Company's financial results by quarter for fiscal 1996 and the first quarter of fiscal 1997. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                    QUARTER ENDED
                             STATEMENT OF OPERATIONS DATA
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                FISCAL 1996              FISCAL 1997
                                               --------------------------------------
                                            JUNE 30  SEPT. 30  DEC. 31    MAR. 31  JUNE 30
                                            -------  --------  -------    -------  -------
Revenues                                  $35,952   $35,597   $36,384   $37,168   $40,843
Cost of revenues                           29,876    28,215    28,922    29,001    31,993
                                          -------   -------   -------   -------   -------
  Gross profit                              6,076     7,382     7,462     8,167     8,850
                                          -------   -------   -------   -------   -------

Expenses:
  Research and development                  1,793     2,050     2,046     2,541     2,229
  Marketing and administrative              2,659     3,239     3,104     3,211     4,022
                                          -------   -------   -------   -------   -------
    Total expenses                          4,452     5,289     5,150     5,752     6,251

Operating income                            1,624     2,093     2,312     2,415     2,599
Interest income, net                          178       152       164       345       284
                                          -------   -------   -------   -------   -------
Income before provision for income taxes    1,802     2,245     2,476     2,760     2,883

Provision for income taxes                   (676)     (842)     (863)     (729)     (995)
                                          -------   -------   -------   -------   -------
    Net income                            $ 1,126   $ 1,403 $   1,613   $ 2,031   $ 1,888
                                          -------   -------   -------   -------   -------
                                          -------   -------   -------   -------   -------

Net income per share                      $  0.18   $  0.22 $    0.25   $  0.32   $  0.29
                                          -------   -------   -------   -------   -------
                                          -------   -------  --------   -------   -------
Weighted average common
 shares and equivalents
                                            6,272     6,346     6,361     6,409     6,524


The Company's revenues and results of operations are subject to fluctuation from period to period. Factors that could cause the Company's revenues and operating results to vary from period to period include: underestimating costs on fixed-price contracts particularly for software and hardware development; timing, bidding activity and delivery of significant contracts and orders; termination of contracts; mix of products and systems sold, and services provided; historically reduced levels of operation during the holidays which occur primarily in the Company's third fiscal quarter; disruptions in delivery of components or subsystems; regulatory developments; and general economic conditions. Revenues have generally increased on a quarterly basis since fiscal year 1994 as a result of increasing commercial activities during the past three years and increased government related activities experienced during fiscal year 1995. Revenues are generally lower during the third fiscal quarter ending December 31 because the Company reduces operations during the holiday period, and it expects to continue to reduce activities in future holiday periods. The Company's result of operations are adversely affected by losses on fixed-price development contracts. Direct and indirect costs were adversely affected throughout fiscal year 1994 and 1995 by cost overruns on certain fixed-price development contracts. Research and development expenses include both research and development costs as well as bid and proposal expenses. Bid and proposal expenses vary significantly from period to period based on the number of proposals being prepared at any time. These requests for proposals are not received evenly during the year or in any predictable pattern.

COMPARISON OF THE FIRST QUARTER ENDED JUNE 30, 1996 AND 1995

REVENUES. Revenues for the first quarter of fiscal 1997 increased by 14% to $40.8 million from the first quarter of the previous fiscal year. The increase was attributable to growth in both commercial and government contracts. Commercial revenues during the first quarter of fiscal 1997 increased to approximately $19.2 million from approximately $15.3 million achieved during the first quarter of fiscal 1996. During the first quarter of fiscal 1997, the Company recognized approximately $12 million in revenues from its commercial contract manufacturing services and approximately $4.5 million from sales of commercial telecommunication chip and board level products. Revenues recognized on government contracts increased approximately $0.9 million from the comparable quarter of the previous fiscal year.

COST OF REVENUES. Cost of revenues were $32.0 million and $29.9 million for the first quarter of fiscal 1997 and 1996, respectively, representing a 7% increase. The increase during the first quarter of fiscal 1997 was the result of the recognition of costs on a higher revenue base. Higher margin product sales comprised a larger proportion of total revenues and cost of revenues during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. In addition, the Company experienced fewer low or no margin contracts during the first quarter of fiscal 1997 as compared to the first quarter of the previous fiscal year.

RESEARCH AND DEVELOPMENT. During recent quarters, the Company has focused its available research and development funds on the development of commercial products. Research and development expenses, including bid and proposal expenses were $2.2 million and $1.8 million during the first quarter of fiscal 1997 and 1996, respectively. Excluding bid and proposal expenses, the Company's research and development expenses applied to the development of its products were $1.8 million and $1.0 million during the first quarter of fiscal 1997 and 1996, respectively. Bid and proposal expenses are largely the initial advanced technology development efforts directed toward a specific product or technical task for which the Company must show technical viability. The Company expects research and development expenses to increase in the future as it pursues additional commercial activities.

MARKETING AND ADMINISTRATIVE. Marketing and Administrative expenses were $4.0 million and $2.7 million for the first quarter of fiscal 1997 and 1996, respectively. This increase is primarily a result of personnel additions to its technical marketing staff, its executive staff as well as increased marketing expenses in pursuit of commercial opportunities and increased commissions paid resulting from growth in its commercial sales.

OPERATING INCOME. Operating income was $2.6 million and $1.6 million for the first quarter of fiscal 1997 and 1996, respectively. The increase in operating income during the first quarter of fiscal 1997 was primarily attributable to higher gross margins on an expanded revenue base.

INTEREST INCOME. Interest income for the first quarter of fiscal 1997 was $345 thousand versus $178 thousand for the first quarter of the previous fiscal year. The increase in interest income is primarily a result of the Company increasing its net cash provided by operating activities and investing that cash in short-term investments.

PROVISION FOR INCOME TAXES. Provision for income taxes was $995 thousand and $676 thousand for the first quarter of fiscal years 1997 and 1996, respectively. This represents a provisional tax rate of 34.5% and 37.5% for the first quarter of fiscal 1997 and 1996, respectively.

BOOKINGS AND BACKLOG

Funded bookings were $41.2 million and $38.6 million for the first quarter of fiscal 1997 and 1996, respectively, representing an increase of 7%. The increase in bookings has resulted in the Company's backlog increasing from $75.1 million at the end of the first quarter of fiscal 1996 to a record high $82.9 million at the end of the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $48.8 million to $59.0 million at June 30, 1995 and 1996, respectively, and increased by $2.5 million from the end of fiscal 1996.

Net cash provided by operating activities for the quarter ended June 30, 1996 was $4.9 million. During the first quarter of fiscal 1997, the Company realized net income of $1.9 million, decreased its inventories by $2.5 million, increased its billed and unbilled receivables by $3.8 million and increased its accounts payable, advance payments and accrued expenses by $2.8 million. Net cash used in operating activities for the quarter ended June 30, 1995 was $1.3 million. During the first quarter of fiscal 1996, the Company realized net income of $1.1 million, increased its inventories by $3.4 million, decreased its billed and unbilled receivables by $2.1 million and decreased its accounts payable, advance payments and accrued expenses by $1.2 million.

The Company utilized its cash for the purchase of property and equipment totaling $1.3 million and $1.6 million during the first quarter of fiscal 1997 and 1996, respectively. The Company has a bank credit commitment of $15.0 million which it can utilize to augment cash flow needs and to secure standby letters of credit. Available borrowings under this line at June 30, 1996 were $15.0 million. Under this line of credit the Company must maintain certain financial covenants, including a covenant prohibiting the Company from incurring a quarterly loss in any two consecutive quarters. The Company was in compliance with all covenants throughout the first quarter of fiscal 1997.
 The credit agreement expires on December 19, 1996. At June 30, 1996, the Company's long-term obligations (including current maturities) and other long-term liabilities totaled approximately $1.0 million. At June 30, 1996, cash and cash equivalents of $7.8 million were held in money market accounts and U.S. treasury investments with maturities less than ninety days and short term investments of $15.1 million were held in U.S. treasury instruments with maturities of between ninety-one and not greater than 365 days.


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

                             PART II.  OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 6, 1996 the Company held its annual meeting of shareholders. The following directors were elected to serve for the ensuing year:

              Michael Berberian
              John W. Brownie
              Dr. P. Marshall Fitzgerald
              Milton W. Holcombe
              Dr. Val P. Peline
              Leonard Schuchman
              Dr. James J. Spilker, Jr.
              Dr. C. J. Waylan

The proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $.01 per share, from 15,000,000 to 25,000,000 was approved by the shareholders.

In addition, Arthur Andersen LLP was ratified as the Company's independent auditors for the current fiscal year.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

No current Reports on Form 8-K were filed with the Securities and Exchange Commission during the period covered by this Form 10-Q.


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanford Telecommunications, Inc.
(Registrant)




/s/ Gary Wolf
- -------------------------------------------
Gary Wolf
Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer)

July 19, 1996