Form 10-Q
period 1996-09-30
STANFORD TELECOMMUNICATIONS INC
filed 1996-11-08
CIK 725727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

 [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to__________________

Commission file number 0-12734

                        Stanford Telecommunications, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                        94-2207636
 --------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
               or organization)                              Identification No.)

                    1221 Crossman Avenue, Sunnyvale, CA 94089
                    -----------------------------------------
                    (Address of principal executives offices)
                                   (Zip Code)

                                  408/745-0818
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes_X_  No

                       APPLICABLE ONLY TO CORPORATE USERS:

         Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of the latest practical date.

                        6,391,977 as of October 18, 1996

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

The results of operations for the first six months of fiscal year 1997 ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year ending March 31, 1997.

                        STANFORD TELECOMMUNICATIONS, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                     (in thousands, except per share amount)



                                    Three Months Ended        Six Months Ended
                                       September 30,            September 30,
                                   --------------------    --------------------
                                     1996        1995        1996         1995
                                   --------    --------    --------    --------
Revenues .......................   $ 41,058    $ 35,597    $ 81,901    $ 71,549

Cost of revenues ...............     30,889      28,215      62,883      58,091
                                   --------    --------    --------    --------

    Gross profit ...............     10,169       7,382      19,018      13,458

Expenses

    Research and development ...      3,444       2,050       5,673       3,843
    Marketing and administrative      4,105       3,239       8,127       5,898
                                   --------    --------    --------    --------

       Total expenses ..........      7,549       5,289      13,800       9,741

Operating income ...............      2,620       2,093       5,218       3,717

Interest income, net ...........        298         152         582         330
                                   --------    --------    --------    --------

Income before income taxes .....      2,918       2,245       5,800       4,047

Provision for income taxes .....     (1,007)       (842)     (2,001)     (1,518)
                                   --------    --------    --------    --------

       Net income ..............   $  1,911    $  1,403    $  3,799    $  2,529
                                   ========    ========    ========    ========

Weighted average common ........      6,549       6,346       6,536       6,308
shares and equivalents

Net income per share ...........   $   0.29    $   0.22    $   0.58    $   0.40
                                   ========    ========    ========    ========


See accompanying notes


                                                 STANFORD TELECOMMUNICATIONS, INC.
                                                     CONDENSED BALANCE SHEETS
                                              (in thousands, except per share amount)


                                                                 Sept. 30,        March 31,
                                                                   1996             1996
                                                                  -------         -------
                                                                (Unaudited)
ASSETS:
    Current assets:
      Cash and cash equivalents                                  $  9,442        $  4,409
      Short-term investments                                       16,982          14,127
      Accounts receivable                                          23,730          22,018
      Unbilled receivables                                         13,333          11,993
      Inventories, net of related progress billings                10,744          18,702
      Prepaid expenses                                              4,588           4,903
                                                                 --------        --------
         Total current assets                                      78,819          76,152
                                                                 --------        --------

    Property and equipment at cost:
      Electronic test equipment                                    42,746          39,541
      Furniture and fixtures                                        3,189           2,967
      Leasehold improvements                                        3,704           3,657
                                                                 --------        --------
                                                                   49,639          46,165
      Less:  Accumulated depreciation and amortization            (33,998)        (31,665)
                                                                 --------        --------
         Net property and equipment                                15,641          14,500
                                                                 --------        --------
    Other assets                                                      388            296
                                                                 --------        --------
                                                                 $ 94,848        $ 90,948
                                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Current maturities of long-term obligations                $     75        $     80
      Accounts payable                                              5,360           6,097
      Advance payments from customers                                 597             515
      Accrued liabilities                                           9,959          10,044
      Accrued and current deferred income taxes                     3,004           2,921
                                                                 --------        --------
         Total current liabilities                                 18,995          19,657
                                                                 --------        --------

    Long-term obligations, less current maturities                     53              85
                                                                 --------        --------
    Other long-term liabilities                                       948             986
                                                                 --------        --------
    Deferred income taxes                                             295             631
                                                                 --------        --------

    Shareholders' equity:
      Common shares  - par value $.01; 15,000 shares authorized
         Outstanding - 6,391 shares at September 30, 1996              64              63
                     - 6,328 shares at March 31, 1996

      Paid-in capital                                              39,537          38,369
      Retained earnings                                            34,956          31,157
                                                                 --------        --------
         Total shareholders' equity                                74,557          69,589
                                                                 --------        --------
                                                                 $ 94,848        $ 90,948
                                                                 ========        ========

See accompanying notes.


                                                 STANFORD TELECOMMUNICATIONS, INC.
                                          CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                          (in thousands)


                                                                                           Six Months Ended
                                                                                             September 30,
                                                                                       -----------------------
                                                                                        1996              1995
                                                                                       ------            -----
Cash flows from operating activities:
    Net income                                                                        $  3,799          $ 2,529
    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:
      Depreciation and amortization                                                      2,511            2,484
      Issuances of stock to employees under bonus and award plans                           56               57
      Provision for losses on receivables and contracts                                  1,378              621
      Loss on retirements of property and equipment                                          3              (12)
    (Increase) decrease in assets:
      Receivables billed and unbilled                                                   (3,246)           5,692
      Inventories                                                                        6,774           (6,898)
      Prepaid expenses and other assets                                                    223           (3,885)
    Increase (decrease) in liabilities:
      Accounts payable, advance payments, and accrued expenses                            (740)            (785)
      Other long-term liabilities                                                          (38)             (16)
      Accrued and deferred income taxes                                                   (253)             904
                                                                                      --------          -------
         Net cash provided by operating activities                                      10,467              691
                                                                                      --------          -------

Cash flows (used in) provided by investing activities:
      Purchase of short-term investments                                               (15,560)          (1,952)
      Proceeds from maturities of short-term investments                                12,705            4,907
      Purchase of property and equipment                                                (3,654)          (2,770)
      Proceeds from sale of property and equipment                                         --               210
                                                                                      --------          -------
         Net cash (used in) provided by investing activities                            (6,509)             395
                                                                                      --------          -------

Cash flows from financing activities:
      Payments on capital lease obligations                                                (37)             (66)
      Proceeds from transactions under stock plans                                       1,112              490
                                                                                      --------          -------
         Net cash provided by financing activities                                       1,075              424
                                                                                      --------          -------

Net increase in cash and cash equivalents                                                5,033            1,510

Cash and cash equivalents at beginning of period                                         4,409            2,910
                                                                                      --------          -------

Cash and cash equivalents at end of period                                            $  9,442          $ 4,420
                                                                                      ========         ========

See accompanying notes.

                        STANFORD TELECOMMUNICATIONS, INC.
                 Notes to Condensed Interim Financial Statements

                                   (Unaudited)
                               September 30, 1996

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


     The components of inventory are (in thousands):


                                                               September 30, 1996       March 31, 1996
                                                               ------------------       --------------
       Raw materials and supplies                                    $   197                $   158
       Work-in-progress                                                8,446                 18,615
       Finished goods                                                  2,714                  1,850
       Allocated general and administrative costs                        442                    808
       Less:  progress billings                                       (1,055)                (2,729)
                                                                     -------                -------
                                                                     $10,744                $18,702
                                                                     =======                =======

3.   Capital Stock

     On June 26,  1996,  the  Company's  stockholders  approved an  amendment to
     Article 4 of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock par value $0.01 per share ("common stock"), from 15,000,000 to 25,000,000. Approval of the amendment gives the Company the power to cause a Certificate of Amendment to be filed with the Delaware Secretary of State on or prior to June 30, 1997. However, the Company shall not be obligated to file a Certificate of Amendment with respect to the increase in the number of authorized shares at any specified time or at all. As of September 30, 1996 a Certificate of Amendment to increase the number of authorized shares has not been filed.

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

Commencing in the late 1980's, the Company began to pursue commercial opportunities utilizing its digital telecommunications technology developed and enhanced by the Company since its inception. Commercial revenues have risen from less than 6% of total revenues in fiscal year 1989 to approximately 46% of total revenues in fiscal year 1996. Commercial revenues totaled $66.3 million during fiscal year 1996. During the first six months of fiscal 1997, commercial revenues amounted to approximately $39.3 million or 48% of total revenues reported. The Company includes in commercial revenues sales of standard or off-the-shelf products such as the digital interfaces for secure voice transmissions or GPS simulators to any customers, including government customers.

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



Quarterly Results

The following table presents the Company's financial results by quarter for fiscal 1996 and the first two quarters of fiscal 1997. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.



                                              Quarter Ended
                                       Statement of Operations Data
                                 (in thousands, except per share data)

                                                 Fiscal 1996                         Fiscal 1997
                                --------------------------------------------    ---------------------
                                 June 30    Sept. 30     Dec. 31     Mar. 31     June 30    Sept. 30
                                --------    --------    --------    --------    --------    --------

Revenues ....................   $ 35,952    $ 35,597    $ 36,384    $ 37,168    $ 40,843    $ 41,058
Cost of revenues ............     29,876      28,215      28,922      29,001      31,993      30,889
                                --------    --------    --------    --------    --------    --------
 Gross profit ...............      6,076       7,382       7,462       8,167       8,850      10,169
                                --------    --------    --------    --------    --------    --------
Expenses:
 Research and development ...      1,793       2,050       2,046       2,541       2,229       3,444
 Marketing and administrative      2,659       3,239       3,104       3,211       4,022       4,105
                                --------    --------    --------    --------    --------    --------
   Total expenses ...........      4,452       5,289       5,150       5,752       6,251       7,549

Operating income ............      1,624       2,093       2,312       2,415       2,599       2,620
Interest income, net ........        178         152         164         345         284         298
                                --------    --------    --------    --------    --------    --------
Income before provision for .      1,802       2,245       2,476       2,760       2,883       2,918
   income taxes
Provision for income taxes ..       (676)       (842)       (863)       (729)       (995)     (1,007)
                                --------    --------    --------    --------    --------    --------

     Net income .............   $  1,126    $  1,403    $  1,613    $  2,031    $  1,888    $  1,911
                                ========    ========    ========    ========    ========    ========
Net income per share ........   $   0.18    $   0.22    $   0.25    $   0.32    $   0.29    $   0.29
                                ========    ========    ========    ========    ========    ========
Weighted average common
 shares and equivalents .....      6,272       6,346       6,361       6,409       6,524       6,549


The Company's revenues and results of operations are subject to fluctuation from period to period. Factors that could cause the Company's revenues and operating results to vary from period to period include: underestimating costs on fixed-price contracts particularly for software and hardware development; timing, bidding activity and delivery of significant contracts and orders; termination of contracts; mix of products and systems sold, and services provided; historically reduced levels of operation during the holidays which occur primarily in the Company's third fiscal quarter; disruptions in delivery of components or subsystems; regulatory developments; and general economic conditions. Revenues have generally increased on a quarterly basis since fiscal year 1994 as a result of increasing commercial activities during the past three years. Revenues are generally lower during the third fiscal quarter ending December 31 because the Company reduces operations during the holiday period, and it expects to continue to reduce activities in future holiday periods. Research and development expenses include both research and development costs as well as bid and proposal expenses. Bid and proposal expenses vary significantly from period to period based on the number of proposals being prepared at any time. These requests for proposals are not received evenly during the year or in any predictable pattern.

Comparison of the Second Quarter Ended September 30, 1996 and 1995

Revenues. Revenues for the second quarter of fiscal 1997 increased by 15% to $41.1 million from the second quarter of the previous fiscal year. The increase was attributable to growth in both commercial and government contracts. Commercial revenues during the second quarter of fiscal 1997 increased to approximately $20.1 million from approximately $16.6 million achieved during the second quarter of fiscal 1996. During the second quarter of fiscal 1997, the Company recognized approximately $10.3 million in revenues from its commercial contract manufacturing services and approximately $5.0 million from sales of commercial telecommunication chip and board level products, up from $7.4 million and $3.4 million, respectively, achieved during the second quarter of fiscal 1996. Revenues recognized on government contracts increased approximately $2.0 million from the comparable quarter of the previous fiscal year.

Cost of Revenues. Cost of revenues were $30.9 million and $28.2 million for the second quarter of fiscal 1997 and 1996, respectively, representing a 9% increase. The increase during the second quarter of fiscal 1997 was the result of the recognition of costs on a higher revenue base. Higher margin commercial sales comprised a larger proportion of total revenues and cost of revenues during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. In addition, the Company experienced fewer low or no margin contracts during the second quarter of fiscal 1997 as compared to the second quarter of the previous fiscal year.

Research and Development. During recent quarters, the Company has focused its available research and development funds on the development of commercial products. Research and development expenses, including bid and proposal expenses were $3.4 million and $2.1 million during the second quarter of fiscal 1997 and 1996, respectively. Excluding bid and proposal expenses, the Company's research and development expenses applied to the development of its products were $2.7 million and $0.9 million during the second quarter of fiscal 1997 and 1996, respectively. Bid and proposal expenses are largely the initial advanced technology development efforts directed toward a specific product or technical task for which the Company must show technical viability. The Company expects research and development expenses to increase in the future as it pursues additional commercial activities.

Marketing and Administrative. Marketing and Administrative expenses were $4.1 million and $3.2 million for the second quarter of fiscal 1997 and 1996, respectively. This increase is primarily a result of personnel additions to its technical marketing staff, its executive staff as well as increased marketing expenses in pursuit of commercial opportunities and increased commissions paid resulting from growth in its commercial sales.

Operating Income. Operating income was $2.6 million and $2.1 million for the second quarter of fiscal 1997 and 1996, respectively. The increase in operating income during the second quarter of fiscal 1997 was primarily attributable to higher gross margins on an expanded revenue base.

Interest Income. Interest income for the second quarter of fiscal 1997 was $298 thousand versus $152 thousand for the second quarter of the previous fiscal year. The increase in interest income is primarily a result of the Company increasing its net cash provided by operating activities and investing that cash in short-term investments.

Provision for Income Taxes. Provision for income taxes was $1.0 million and $0.8 million for the second quarter of fiscal years 1997 and 1996, respectively. This represents a provisional tax rate of 34.5% and 37.5% for the second quarter of fiscal 1997 and 1996, respectively.

Comparison of Six Months Ended September 30, 1996 and 1995

Revenues. Revenues were $81.9 million and $71.5 million for the six months ended September 30, 1996 and 1995, respectively, representing an increase of 14%. Commercial revenues during the first half of fiscal 1997 totaled $39.3 million, an increase of 23% from commercial revenues of $31.9 recorded during the first six months of fiscal 1996. Government revenues grew from $39.6 million during the first half of fiscal 1996 to $42.6 million for the six month period ending September 30, 1996. During the first six months of fiscal 1997, revenues from the Company's commercial contract manufacturing services totaled $21.6 million up from $13.4 million recorded for the first half of fiscal 1996. Revenues from the sale of commercial telecommunication chip and board level products totaled $9.5 million for the first six months of fiscal 1997, up from $6.5 million achieved during the first half of the previous fiscal year.

Cost of Revenues. Cost of revenues were $62.9 million and $58.1 million for the first half of fiscal 1997 and 1996, respectively, representing an 8% increase. The increase during the first half of fiscal 1997 was a result of the recognition of costs on a higher revenue base. Higher margin commercial sales comprised a larger proportion of total revenues and cost of revenues during the first six months of fiscal 1997 compared to the first six month of the previous fiscal year. In addition, the Company experienced fewer low or no margin contracts during the first half of fiscal 1997 as compared to the first half of fiscal 1996.

Research and Development. Research and development expenses, including bid and proposal expenses were $5.7 million and $3.8 million for the first half of fiscal 1997 and 1996, respectively, representing an increase of 48%. Excluding bid and proposal expenses, the Company's research and development expenses applied to the development of products such as satellite telephony systems, wireless broadband communications, cable high speed modems and wireless telephony were $4.5 million and $1.8 million for the first six months of fiscal 1997 and 1996, respectively.

Marketing and Administrative. Marketing and administrative expenses were $8.1 million and $5.9 million for the first six months of fiscal 1997 and 1996, respectively, representing an increase of 38%. This increase is primarily a result of personnel additions to its technical marketing staff, its executive staff, increased marketing expenses in pursuit of commercial opportunities and increased commissions paid resulting from growth in its commercial sales.

Operating Income. Operating income was $5.2 million and $3.7 million for the first half of fiscal 1997 and 1996, respectively. The increase in operating income during the first half of fiscal 1997 was primarily attributable to higher gross margins on an expanded revenue base.

Interest Income. Interest income for the first half of fiscal 1997 was $582 thousand versus $330 thousand for the first half of the previous fiscal year. The increase in interest income is primarily a result of the Company increasing its net cash provided by operating activities and investing that cash in interest bearing short-term investments.

Provision for Income Taxes. Provision for income taxes was $2.0 million and $1.5 million for the first six months of fiscal 1997 and 1996, respectively. This represents a provisional tax rate of 34.5% and 37.5% for the first half of fiscal 1997 and 1996, respectively.

Booking and Backlog

Funded bookings were $38.2 million and $41.1 million for the second quarter of fiscal 1997 and 1996, respectively, and $79.3 million and $79.8 million for the six months ended September 30, 1996 and 1995, respectively. Bookings were derived from both the Company's commercial operations as well as its government business sectors. At the end of the second quarter of fiscal 1997 and 1996, backlog stood at $79.8 million and $80.7 million, respectively.

Liquidity and Capital Resources

Working capital increased from $50.6 million to $59.8 million at September 30, 1995 and 1996, respectively, and increased by $3.3 million from the end of fiscal 1996.

Net cash provided by operating activities for the first six months of fiscal 1997 ended September 30, 1996 was $10.5 million. During the first two quarters of fiscal 1997, the Company realized net income of $3.8 million, decreased its inventories by $6.8 million and increased its billed and unbilled receivables by $3.2 million. Net cash provided by operating activities for the first six months of fiscal 1996 ended September 30, 1995 was $.7 million. During the first half of fiscal 1996, the Company realized net income of $2.5 million, increased its inventories by $6.9 million, increased prepaid expenses by $3.9 million and decreased its billed and unbilled receivables by $5.7 million.

The Company utilized its cash for the purchase of property and equipment totaling $3.7 million and $2.8 million during the first half of fiscal 1997 and 1996, respectively. The Company has a bank credit commitment of $15.0 million which it can utilize to augment cash flow need and to secure standby letters of credit. Available borrowings under this line at September 30, 1996 were $15.0 million. Under this line of credit the Company must maintain certain financial covenants, including a covenant prohibiting the Company from incurring a quarterly loss in any two consecutive quarters. The Company was in compliance with all covenants throughout the first six months of fiscal 1997. The credit agreement expires on December 19, 1996. At September 30, 1996, the Company's long-term obligations (including current maturities) and other long-term liabilities totaled approximately $1.0 million. At September 30, 1996, cash and cash equivalents of $9.4 million were substantially held in money market accounts, and short term investments of $17.0 million were held in U.S. treasury instruments with maturities not exceeding 365 days.

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

Stanford Telecommunications, Inc.
(Registrant)





                /s/ Gary Wolf
---------------------------------------------
Gary Wolf
Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer)

November 8, 1996