Form 10-Q
period 1996-12-31
STANFORD TELECOMMUNICATIONS INC
filed 1997-02-03
CIK 725727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                        6,404,577 as of January 21, 1997

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

The results of operations for the first nine months of fiscal year 1997 ended December 31, 1996 are not necessarily indicative of results to be expected for the entire year ending March 31, 1997.


                        STANFORD TELECOMMUNICATIONS, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                     (in thousands, except per share amount)

                                      Three Months Ended        Nine Months Ended
                                         December 31,             December 31,
                                   ----------------------    ----------------------
                                     1996          1995         1996         1995
                                     ----          ----         ----         ----
Revenues                           $  42,028    $  36,384    $ 123,929    $ 107,933

Cost of revenues                      32,305       28,922       95,187       87,013
                                   ---------    ---------    ---------    ---------

    Gross profit                       9,723        7,462       28,742       20,920

Expenses

    Research and development           2,903        2,046        8,576        5,889
    Marketing and administrative       4,170        3,104       12,297        9,002
                                   ---------    ---------    ---------    ---------

       Total expenses                  7,073        5,150       20,873       14,891

Operating income                       2,650        2,312        7,869        6,029

Interest income, net                     342          164          924          494
                                   ---------    ---------    ---------    ---------

Income before income taxes             2,992        2,476        8,793        6,523

Provision for income taxes            (1,032)        (863)      (3,034)      (2,381)
                                   ---------    ---------    ---------    ---------

       Net income                  $   1,960    $   1,613    $   5,759    $   4,142
                                   =========    =========    =========    =========

Weighted average common                6,521        6,361        6,534        6,328
shares and equivalents

Net income per share               $    0.30    $    0.25    $    0.88    $    0.65
                                   =========    =========    =========    =========


See accompanying notes

                        STANFORD TELECOMMUNICATIONS, INC.
                            CONDENSED BALANCE SHEETS
                     (in thousands, except per share amount)


ASSETS                                                  December 31,  March 31,
                                                           1996         1996
                                                         ---------    ---------
    Current assets:                                     (Unaudited)
      Cash and cash equivalents                          $   6,706    $   4,409
      Short-term investments                                18,579       14,127
      Accounts receivable                                   27,382       22,018
      Unbilled receivables                                  17,929       11,993
      Inventories, net of related progress billings         10,542       18,702
      Prepaid expenses                                       4,125        4,903
                                                         ---------    ---------
         Total current assets                               85,263       76,152
                                                         ---------    ---------

    Property and equipment at cost:
      Electronic test equipment                             42,779       39,541
      Furniture and fixtures                                 3,434        2,967
      Leasehold improvements                                 3,715        3,657
                                                         ---------    ---------
                                                            49,928       46,165
      Less:  Accumulated depreciation and amortization     (35,259)     (31,665)
                                                         ---------    ---------
         Net property and equipment                         14,669       14,500
                                                         ---------    ---------
    Other assets                                               392          296
                                                         ---------    ---------
                                                         $ 100,324    $  90,948
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Current maturities of long-term obligations        $      74    $      80
      Accounts payable                                       8,231        6,097
      Advance payments from customers                        1,051          515
      Accrued liabilities                                    9,523       10,044
      Accrued and current deferred income taxes              3,099        2,921
                                                         ---------    ---------
         Total current liabilities                          21,978       19,657
                                                         ---------    ---------

    Long-term obligations, less current maturities              37           85
                                                         ---------    ---------
    Other long-term liabilities                                929          986
                                                         ---------    ---------
    Deferred income taxes                                      231          631
                                                         ---------    ---------

    Shareholders' equity:
      Common shares    - par value $.01; 15,000
                              shares authorized
         Outstanding   - 6,403 shares at
                               December 31, 1996                64           63
                       - 6,328 shares at March 31, 1996

      Paid-in capital                                       40,169       38,369
      Retained earnings                                     36,916       31,157
                                                         ---------    ---------
         Total shareholders' equity                         77,149       69,589
                                                         ---------    ---------
                                                         $ 100,324    $  90,948
                                                         =========    =========

See accompanying notes.


                        STANFORD TELECOMMUNICATIONS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                     Nine Months Ended
                                                                                       December 31,
                                                                                     -----------------
Cash flows from operating activities:                                                1996         1995
                                                                                     ----         ----
    Net income                                                                     $  5,759    $  4,142
    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:
      Depreciation and amortization                                                   3,875       3,779
      Issuances of stock to employees under bonus and award plans                        85          65
      Provision for losses on receivables and contracts                               1,298         654
      Loss on retirements of property and equipment                                       3          (7)
    (Increase) decrease in assets:
      Receivables billed and unbilled                                               (11,512)      2,707
      Inventories                                                                     7,574      (6,434)
      Prepaid expenses and other assets                                                 682      (3,171)
    Increase (decrease) in liabilities:
      Accounts payable, advance payments, and accrued expenses                        2,149      (1,588)
      Other long-term liabilities                                                       (57)         34
      Accrued and deferred income taxes                                                  93       1,265
                                                                                   --------    --------
         Net cash provided by operating activities                                    9,949       1,446
                                                                                   --------    --------

Cash flows (used in) provided by investing activities:
      Purchase of short-term investments                                            (25,950)     (5,848)
      Proceeds from maturities of short-term investments                             21,498       8,888
      Purchase of property and equipment                                             (4,547)     (3,669)
      Proceeds from sale of property and equipment                                     --           210
                                                                                   --------    --------
         Net cash used in investing activities                                       (8,999)       (419)
                                                                                   --------    --------

Cash flows from financing activities:
      Payments on capital lease obligations                                             (54)       (103)
      Proceeds from transactions under stock plans                                    1,401         758
                                                                                   --------    --------
         Net cash provided by financing activities                                    1,347         655
                                                                                   --------    --------

Net increase in cash and cash equivalents                                             2,297       1,682

Cash and cash equivalents at beginning of period                                      4,409       2,910
                                                                                   --------    --------

Cash and cash equivalents at end of period                                         $  6,706    $  4,592
                                                                                   ========    ========

See accompanying notes.


                        STANFORD TELECOMMUNICATIONS, INC.
                 Notes to Condensed Interim Financial Statements

                                   (Unaudited)
                                December 31, 1996

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

     The components of inventory are (in thousands):

                                          December 31, 1996     March 31, 1996
                                          -----------------     --------------
        Work-in-progress                       $ 8,277             18,773
        Finished goods                           2,700              1,850
        Allocated general and
           administrative costs                    294                808
        Less:  progress billings                  (729)            (2,729)
                                               -------            -------
                                               $10,542            $18,702
                                               =======            =======

3.   Capital Stock

     On June 26,  1996,  the  Company's  stockholders  approved an  amendment to
     Article 4 of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock par value $0.01 per share ("common stock"), from 15,000,000 to 25,000,000. Approval of the amendment gives the Company the power to cause a Certificate of Amendment to be filed with the Delaware Secretary of State on or prior to June 30, 1997. However, the Company shall not be obligated to file a Certificate of Amendment with respect to the increase in the number of authorized shares at any specified time or at all. As of December 31, 1996 a Certificate of Amendment to increase the number of authorized shares has not been filed.

4.   Credit Agreement

     On December 5, 1996 the Company amended and restated its credit line agreement to expire on December 18, 1997. The bank credit commitment of $15 million requires the Company to maintain certain financial covenants. At December 31, 1996, the Company was in compliance with all such financial covenants.

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

Commencing in the late 1980's, the Company began to pursue commercial opportunities utilizing its digital telecommunications technology developed and enhanced by the Company since its inception. Commercial revenues have risen from less than 6% of total revenues in fiscal year 1989 to approximately 46% of total revenues in fiscal year 1996. Commercial revenues totaled $66.3 million during fiscal year 1996. During the first nine months of fiscal 1997, commercial revenues amounted to approximately $53.6 million or 44% of total revenues reported. The Company includes in commercial revenues sales of standard or off-the-shelf products such as the digital interfaces for secure voice transmissions or GPS simulators to any customers, including government customers.

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

Quarterly Results

The following table presents the Company's financial results by quarter for fiscal 1996 and the first three quarters of fiscal 1997. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                  Quarter Ended
                          Statement of Operations Data
                      (in thousands, except per share data)


                                                            Fiscal 1996                              Fiscal 1997
                                            --------------------------------------------    --------------------------------
                                             June 30    Sept. 30    Dec. 31     Mar. 31     June 30    Sept. 30     Dec. 31
                                            --------    --------    --------    --------    --------    --------    --------

Revenues                                    $ 35,952    $ 35,597    $ 36,384    $ 37,168    $ 40,843    $ 41,058    $ 42,028
Cost of revenues                              29,876      28,215      28,922      29,001      31,993      30,889      32,305
                                            --------    --------    --------    --------    --------    --------    --------
 Gross profit                                  6,076       7,382       7,462       8,167       8,850      10,169       9,723
                                            --------    --------    --------    --------    --------    --------    --------


Expenses:
 Research and development                      1,793       2,050       2,046       2,541       2,229       3,444       2,903
 Marketing and administrative                  2,659       3,239       3,104       3,211       4,022       4,105       4,170
                                            --------    --------    --------    --------    --------    --------    --------
   Total expenses                              4,452       5,289       5,150       5,752       6,251       7,549       7,073

Operating income                               1,624       2,093       2,312       2,415       2,599       2,620       2,650
Interest income, net                             178         152         164         345         284         298         342
                                            --------    --------    --------    --------    --------    --------    --------
Income before provision for                    1,802       2,245       2,476       2,760       2,883       2,918       2,992
   income taxes
Provision for income taxes                      (676)       (842)       (863)       (729)       (995)     (1,007)     (1,032)
                                            --------    --------    --------    --------    --------    --------    --------
     Net income                             $  1,126    $  1,403    $  1,613    $  2,031    $  1,888    $  1,911    $  1,960
                                            ========    ========    ========    ========    ========    ========    ========

Net income per share                        $   0.18    $   0.22    $   0.25    $   0.32    $   0.29    $   0.29    $   0.30
                                            ========    ========    ========    ========    ========    ========    ========
Weighted average common
 shares and equivalents                        6,272       6,346       6,361       6,409       6,524       6,549       6,521

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

Comparison of the Third Quarter Ended December 31, 1996 and 1995

Revenues. Revenues were $42.0 million and $36.4 million for the third quarter of fiscal years 1997 and 1996, respectively, representing an increase of approximately 15.0%. Government revenues grew from $19.1 million during the third quarter of fiscal 1996 to $27.7 million for the third quarter of fiscal 1997. Commercial revenues during the third quarter of fiscal 1997 totaled $14.3 million, a decrease of 17% from commercial revenues of $17.3 recorded during the third quarter of fiscal 1996. During the third quarter of fiscal 1997, revenues from the Company's commercial contract manufacturing services totaled $6.7 million, down from $7.4 million recorded for the third quarter of fiscal 1996. Revenues from the sale of commercial telecommunication chip and board level products totaled $4.0 million for the third quarter of fiscal 1997, up from $3.4 million achieved during the third quarter of the previous fiscal year. During the third quarter of fiscal 1996 the Company recognized revenues of $2.8 million and $1.0 million associated with the completion of contract milestones for its commercial Intelsat and DSC development contracts. These contracts were successfully completed and all revenues recognized prior to the beginning of the third quarter of fiscal 1997.

Cost of Revenues. Cost of revenues were $32.3 million and $28.9 million for the third quarter of fiscal 1997 and 1996, respectively, representing a 12% increase. The gross margin increased from 21% to 23% for the third quarter of fiscal 1996 and 1997, respectively, due to increased sales of commercial telecommunication chip and board level products and an increase in contracts in which the company is realizing higher margins.

Research and Development. During recent quarters, the Company has focused its available research and development funds on the development of commercial products. Research and development expenses, including bid and proposal expenses were $2.9 million and $2.1 million during the third quarter of fiscal 1997 and 1996, respectively. Excluding bid and proposal expenses, the Company's research and development expenses applied to the development of its products were $2.3 million and $.9 million during the third quarter of fiscal 1997 and 1996, respectively. Bid and proposal expenses are largely the initial advanced technology development efforts directed toward a specific product or technical task for which the Company must show technical viability. The Company expects research and development expenses to increase in the future as it pursues additional commercial activities.

Marketing and Administrative. Marketing and Administrative expenses were $4.2 million and $3.2 million for the third quarter of fiscal 1997 and 1996, respectively. This increase is primarily a result of personnel additions to its technical marketing staff, its executive staff as well as increased marketing expenses in pursuit of commercial opportunities.

Operating Income. Operating income was $2.6 million and $2.3 million for the third quarter of fiscal 1997 and 1996, respectively. The increase in operating income during the third quarter of fiscal 1997 was primarily attributable to higher gross margins on an expanded revenue base.

Interest Income. Interest income for the third quarter of fiscal 1997 was $342 thousand versus $164 thousand for the third quarter of the previous fiscal year. The increase in interest income is primarily a result of the Company increasing its net cash provided by operating activities and investing that cash in short-term investments.

Provision for Income Taxes. Provision for income taxes was $1.0 million and $0.9 million for the third quarter of fiscal years 1997 and 1996, respectively. This represents a provisional tax rate of 34.5% and 34.9% for the third quarter of fiscal 1997 and 1996, respectively.

Comparison of Nine Months Ended December 31, 1996 and 1995

Revenues. Revenues were $123.9 million and $107.9 million for the nine months ended December 31, 1996 and 1995, respectively, representing an increase of 15.0%. Government revenues grew from $58.3 million during the first nine months of fiscal 1996 to $70.2 million for the nine month period ending December 31, 1996. Commercial revenues during the first nine months of fiscal 1997 totaled $53.6 million, an increase of 8% from commercial revenues of $49.2 recorded during the first nine months of fiscal 1996. During the first nine months of fiscal 1997, revenues from the Company's commercial contract manufacturing services totaled $28.3 million up from $20.8 million recorded for the nine months of fiscal 1996. Revenues from the sale of commercial telecommunication chip and board level products totaled $13.5 million for the first nine months of fiscal 1997, up from $9.9 million achieved during the nine months of the previous fiscal year.

Cost of Revenues. Cost of revenues were $95.2 million and $87.0 million for the nine months of fiscal 1997 and 1996, respectively, representing an 9% increase. The increase during the nine months of fiscal 1997 was a result of the recognition of costs on a higher revenue base. The gross margin increased from 19% to 23% for the first nine months of fiscal years 1996 and 1997, respectively, due to increased sales of commercial products and an increase in contracts in which the company is realizing higher margins.

Research and Development. Research and development expenses, including bid and proposal expenses were $8.6 million and $5.9 million for the first nine months of fiscal 1997 and 1996, respectively, representing an increase of approximately 46%. Excluding bid and proposal expenses, the Company's research and development expenses applied to the development of products such as satellite telephony systems, wireless broadband communications, cable high speed modems and wireless telephony were $6.8 million and $2.7 million for the first nine months of fiscal 1997 and 1996, respectively.

Marketing and Administrative. Marketing and administrative expenses were $12.3 million and $9.0 million for the first nine months of fiscal 1997 and 1996, respectively, representing an increase of approximately 37%. This increase is primarily a result of personnel additions to its technical marketing staff, its executive staff, increased marketing expenses in pursuit of commercial opportunities and increased commissions paid resulting from growth in its commercial sales.

Operating Income. Operating income was $7.9 million and $6.0 million for the nine months of fiscal 1997 and 1996, respectively. The 32% increase in operating income during the first nine months of fiscal 1997 was primarily attributable to higher gross margins on an expanded revenue base.

Interest Income. Interest income for the first nine months of fiscal 1997 was $924 thousand versus $494 thousand for the first nine months of the previous fiscal year. The increase in interest income is primarily a result of the Company increasing its net cash provided by operating activities and investing that cash in interest bearing short-term investments.

Provision for Income Taxes. Provision for income taxes was $3.0 million and $2.4 million for the first nine months of fiscal 1997 and 1996, respectively. This represents a provisional tax rate of 34.5% and 36.5% for the first nine months of fiscal 1997 and 1996, respectively. The decrease in the effective tax rate results primarily from increased Research and Development (R&D) tax credits and other state income tax credits.

Booking and Backlog

Funded bookings were $42.1 million and $33.5 million for the third quarter of fiscal 1997 and 1996, respectively, and $121.0 million and $113.3 million for the nine months ended December 31, 1996 and 1995, respectively. Bookings were derived from both the Company's commercial operations as well as its government business sectors. At the end of the third quarter of fiscal 1997 and 1996, backlog stood at $79.9 million and $77.9 million, respectively.

Liquidity and Capital Resources

Working capital increased from $53.0 million to $63.3 million at December 31, 1995 and 1996, respectively, and increased by $6.8 million from the end of fiscal 1996.

Net cash provided by operating activities for the nine months of fiscal 1997 ended December 31, 1996 was $9.9 million. During the three quarters of fiscal 1997, the Company realized net income of $5.7 million, decreased its inventories by $7.6 million, increased its billed and unbilled receivables by $11.5 million, and increased its accounts payable, advance payments, and accrued expenses by $2.1 million. Net cash provided by operating activities for the nine months of fiscal 1996 ended December 31, 1995 was $1.4 million. During the nine months of fiscal 1996, the Company realized net income of $4.1 million, decreased its receivables, billed and unbilled, by $2.7 million, increased its inventories by $6.4 million, and decreased its accounts payable, advance payments, and accrued expenses by $1.6 million.

The Company utilized its cash for the purchase of property and equipment totaling $4.5 million and $3.7 million during the first nine months of fiscal 1997 and 1996, respectively. The Company has a bank credit commitment of $15.0 million which it can utilize to augment cash flow need and to secure standby letters of credit. Available borrowings under this line at December 31, 1996 were $15.0 million. Under this line of credit the Company must maintain certain financial covenants. The Company was in compliance with all covenants as of December 31, 1996. The credit agreement expires on December 18, 1997. At December 31, 1996, the Company's long-term obligations (including current maturities) and other long-term liabilities totaled approximately $1.0 million. At December 31, 1996, cash and cash equivalents of $6.7 million were substantially held in money market accounts, and short term investments of $18.6 million were held in U.S. treasury instruments with maturities not exceeding 365 days.

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

Stanford Telecommunications, Inc.
(Registrant)





          /s/ Jerry Klajbor
--------------------------------------------
Jerry Klajbor
Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer)

January 30, 1997