Form 10-K
period 1997-03-31
STANFORD TELECOMMUNICATIONS INC
filed 1997-06-25
CIK 725727

------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from __________ to __________

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X          No
                                        ----           ----

[ ] Indicate  by  check mark if disclosure of delinquent filers pursuant to Item
    405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

As of May 31, 1997, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sale price of such stock on the Nasdaq National Market, was $170,523,827. Shares of Common Stock held by each officer, director and ten percent stockholder of the registrant, except for Kopp Investment Advisors, Inc., have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's Common Stock outstanding on May 31, 1997 was 12,845,286.

Documents Incorporated by Reference

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1997 (the "Annual Report to Stockholders"), are incorporated by reference in Parts II and IV of this Form 10-K. Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on June 25, 1997 (the "Proxy Statement"), are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         Stanford Telecommunications, Inc. ("Stanford Telecom" or the "Company") designs, manufactures, and markets advanced digital telecommunications products and systems to establish or enhance communications via satellites, terrestrial wireless and cable. The Company also provides communication systems networking solutions and GPS navigation products. Stanford Telecom's expertise encompasses all the technologies required for these systems including radio frequency (RF), spread spectrum, waveform, coding, modem, ASIC, software and system design. The Company maintains a low cost commercial manufacturing capability and offers cost effective engineering services.

         The Company's principal base business areas and products include:

          Advanced  Communications for Government Agencies
          Transportable Milstar Terminal
          Tri-band  Terminals
          Communication   Satellite   Performance Monitoring
          Air  Traffic  Control  Systems   Modernization
          Commercial Telecommunications Chip and Board Level Products Satellite Based Air Traffic Control System
          Commercial Electronic Contract Manufacturing

         The Company was incorporated in California in 1973 and reincorporated in Delaware in 1988. The Company's fiscal year is composed of four 13-week quarters, each of which ends on the Thursday closest to the corresponding calendar quarter end. Fiscal year 1997 ended on March 27, 1997.

BASE BUSINESS DISCUSSION

Advanced Communications for Government Agencies

         DSCS Operational Control System ("DOCS"). The Company developed, installed and now assists in the operation of an extensive network of computers and software which performs control and monitoring functions for the Defense Satellite Communication System ("DSCS"). Control of the DSCS is complex due to the different types of multiple access techniques used and the need to react quickly to communications requirements and to hostile jamming actions. The task of optimizing and controlling the many thousand of parameters in the DSCS network is a sophisticated computational problem requiring both advanced computers and extensive information processing. The DOCS is comprised of a network management and control subsystems that are used as tools for managing DSCS ground station and space communication payload assets. The DSCS must be operated and maintained at peak efficiency and maximum availability as it is often the only means of communication with deployed forces. In September 1992, the Company was awarded a DOCS Support Services contract with four one-year renewable options for an aggregate of $38 million for operations, hardware, and software support. The Company completed the effort under this contract in January 1997. The DOCS3 contract was awarded to Stanford Telecom in December 1996 by the U.S. Army Space Command. With the award of this contract, Stanford Telecom will continue to provide on-site operations and maintenance support, software support, integrated logistics support, training, and depot support services at twelve worldwide sites. The contract consists of a one-year base and four one-year options, with a total base value after exercise of all options of approximately $43.9. Stanford Telecom has been the incumbent contractor for these services since 1981. In addition to these basic support tasks, the contract includes provisions which would allow the Government to increase the existing scope of the contract by adding effort associated with system enhancements and system modifications, which may be required to extend the system's life expectancy. Under a separate contract, the Company is replacing existing Digital VAX equipment with newer minicomputers and operating systems. The upgraded hardware and software is currently being integrated at sixteen facilities worldwide in support of the DSCS Operational Control System.

         Replacement BATSON (RBATSON). During fiscal year 1997, the Company was awarded the RBATSON contract with a total value including options of $13.0 million. The RBATSON provides protection for critical satellite commanding and data transmission. The RBATSON system consists of a Key Generator/Data Processing Assembly chassis, a Frequency Generator/Radio Frequency Transmission chassis, and Maintenance Test Equipment and provides the capability for the Satellite Configuration Control Element (SCCE) of the DOCS to interface with the DSCS satellites. Deliveries will commence in fiscal 1999.

         Replacement Satellite Configuration Control Element. The Company was awarded a contract in fiscal year 1996 from the U.S. Army to provide the configuration control element in support of network management for the U.S. Government's DSCS. The total value including options is approximately $21.7 million. Under this contract, the Company will provide the software and hardware necessary to fully configure, test, and deliver this element of the satellite system. The base contract is expected to be completed during fiscal 1998. Production options are expected to extend the contract's period of performance through the year 2000 although there is no assurance that the Government will exercise their options to procure additional production hardware.

         Single Channel Transponder Injection Subsystem (SCTIS). The Company has employed its spread spectrum technology in the design, production and installation of high performance anti-jam uplink transmission systems for the U.S. Air Force which protect emergency messages being sent through the DSCS against jamming and interception. Since the program commenced in 1978, the Company has delivered twelve SCTIS systems plus spare parts to the U.S. Air Force. During fiscal 1996, the Company was awarded a contract to upgrade the system to replace obsolete units and enhance performance. Development of this upgrade is currently on-going. The Company is currently under contract to deliver an Enhanced Link Simulator in support of SCTIS. Delivery of these units is expected to be completed in fiscal 1998. The Company is currently under contract to deliver twelve new systems in support of SCTIS along with spare parts. Delivery of these units is expected to be completed in fiscal 1998.

         Tracking and Data Relay Satellite Systems (TDRSS). The National Aeronautics and Space Administration (NASA) Tracking and Data Relay Satellites enable NASA to maintain global continuous communications with the space shuttle and NASA satellites even when they are not in direct line-of-sight to tracking stations in the continental United States. The Company has been supporting NASA on the TDRSS Program since 1977. During fiscal year 1996, the Company was awarded a follow-on contract consisting of a one year base plus two one year options with a total value including options of $21 million. The Company has several important roles in this billion dollar satellite system, including study and system engineering support, a major long-term subcontract to support TDRSS network control, prime contracts to develop and assess space/ground segment architectures for upgrading the TDRSS system, and assisting NASA in the deployment of a new TDRSS ground terminal in Guam. The Company has developed a portable S-band, spread spectrum transmitter and companion receiver designed for operation with TDRSS. The Company believes the market may be significant for these products although revenues from these products have not been material to date and there is no assurance that these products will gain market acceptance.

Transportable Milstar Terminal and Other Milstar Activities

         Milstar Satellite Communications. The Company has been involved since 1981 in development of the U.S. Government's Milstar satellite communications program, designed to support stationary and mobile users in the joint military services in the 1990's and beyond. In addition to performing system engineering tasks, the Company has developed special test equipment in support of the Milstar program, including a subcontract for the Milstar EHF Test System to test the Milstar satellites in orbit. Presently, the Company is under contract to upgrade its Milstar Test Terminals to support the Medium Data Rate communication capabilities being added to the Milstar Block II satellites. During fiscal 1997 the Company invested in its development activities towards a proprietary low-cost transportable Milstar terminal. The Company will continue to demonstrate this new terminal to the Milstar communications satellite user community. The Company has recently been selected by Lockheed-Martin Missiles & Space (Sunnyvale, CA), prime contractor for the Milstar satellites, to provide three of these transportable Milstar terminals for use on special on-orbit satellite test operations. The Company believes that there may be a market for this product although there is no assurance that the Company will realize sales of its terminals or that the terminals will ever gain market acceptance.

         Joint In-Theater Injection Terminal (JITI). During fiscal year 1996, the Company received a subcontract to build a transportable Ku-band SATCOM RF prototype system for use in the military's Global Broadcast Service. The subcontract included design, integration, and production of the first JITI terminal for use by the U.S. Army Space Command. The JITI provides a flexible means of broadcasting video, audio, and data to Integrated Receiver Decoders located within a theater of operations. The system throughput is approximately 24 Mbps, which provides the means to broadcast Unmanned Aerial Vehicle video, Cable News Network, and programming from the Armed Forces Radio and Television Network. The prototype unit was delivered, and was used to provide large-bandwidth information sources in support of Operation Hope in Bosnia. The Company believes that this program will lead to other related Ku-band terminal programs, however, there is no assurances that the Company will realize any other sales.

Tri-band Terminals

         Defense Information Infrastructure Contingency Satellite Communications Terminal (DSAT). During fiscal 1995, the Company received a contract from the Defense Information Systems Agency (DISA) for tri-band transportable satellite terminals. The DSAT terminals are valued in excess of $1 million each. The Company commenced delivery of the first units in January 1995. These satellite terminals are self-contained trailer-mounted with tri-band capability and can be configured for military, domestic and international satellites operating in C, X or Ku bands. The Company delivered seven DSAT systems through fiscal 1996 and delivered the final two in fiscal 1997. The existing contract allows DISA to exercise options for additional systems although their is no assurance that they will do so. The Company plans to pursue additional transportable tri-band satellite terminal opportunities for various agencies of the U.S. Government.

Communication Satellite Performance Monitoring

         Communications Signal Monitoring. In April 1993, the Company was awarded a $13 million multi-year contract to provide a signal monitoring system for the world's largest communications satellite network, owned and operated by Intelsat, an international consortium of over 100 nations. The contract required the development, assembly, installation and test of multiple systems to be deployed world-wide. During fiscal 1994 and 1995 the Company recognized losses totaling $3.5 million against the completion of this contract. During fiscal 1996 the Company successfully delivered all systems required by the contract and completed all necessary installations and tests. During early fiscal 1997, the Company received final system acceptance from Intelsat. The Company currently has a maintenance contract with Intelsat to support the monitoring systems. In addition, the Company offers its Transponder Access Control System (TACS) to serve the needs of customers with smaller communication satellite networks. Customers including the U.S. Government, Martin Marietta, Hughes, Network Systems, British Telecom, GTE Spacenet and Eutelsat have used TACS to monitor transponder performance including frequency power, bandwidth, interference, and unauthorized use to ensure that the satellite is functioning efficiently.

Air Traffic Control System Modernization

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

Commercial Telecommunications Chip and Board Level Products

         Commercial Telecommunications Chip and Board Level Products. The Company designs, manufactures and markets a wide range of Application Specific Integrated Circuits (ASIC) and board level assemblies for a variety of commercial telecommunication applications. These products provide the digital signal processing required to transmit and receive information. The Company offers products for PSK (Phase Shift Key) modulation and demodulation, digital down conversion, the reception and transmission of spread spectrum information, forward error correction, adaptive equalization and direct digital frequency synthesis. Key market areas addressed by the Company include:

    - Cable/Internet Communications. Stanford Telecom has developed the modulation/ demodulation technology required for the "upstream" (from the subscriber set-top box to the cable "headend") transmission of data over hybrid fiber/coax (HFC) networks. Products offered include the STEL-1109, a single-chip complete BPSK/QPSK (Bi-Phase Shift Key/Quadra-Phase Shift
      Key) modulator ASIC, specifically designed for the transmission of data from the subscriber to the headend and the STEL-9257, a Burst Demodulator board level assembly that provides demodulation of burst QPSK signals in the upstream environment. The Company believes that a number of Internet access product manufactures have incorporated Stanford Telecom's products into systems which are currently in field trials at locations throughout the United States. Although revenues from these products have not been material to date, the Company believes that future revenues may be significant if production orders are forthcoming.

    - Very Small Aperture Terminal (VSAT) Receiver Assemblies. The Company offers board level receiver assemblies for use in VSAT satellite systems. These digital demodulator assembly products are used for rural telephony, background music services and business data transmissions. The STEL-9236 product family and the recently introduced STEL-9258 Variable Bit Rate product can provide signal timing recovery, demodulation, down conversion, carrier tracking and forward error correction functions. Since product introduction, the Company has received orders for approximately 17,000 VSAT receiver assemblies.

    - Catalog Products. The Company offers a wide range of ASIC and board level products providing various digital communications functions such as ASICs for spread spectrum wireless data links, a family of ASICs for forward error correction in communication links, and a series of numerically controlled oscillators and direct digital synthesizers for precise signal generation and control.

Satellite Based Air Traffic Control System

         The Company was awarded a contract to support the FAA's implementation of a Global Positioning System (GPS) Wide Area Augmentation System (WAAS). The contract consists of a one-year base and two six-month options with a value after exercise of all options of $23 million. The Company has been supporting the WAAS Program since 1990. The FAA's WAAS Program is a central element of the FAA's plans to move toward a satellite based ATC System. The WAAS, through supplementing the GPS system, will enable this system to become a sole means navigation source for en route and terminal area aviation navigation purposes. This will greatly enhance aircraft navigation capability and allow the FAA to provide a more cost effective navigation infrastructure for civil aviation in the National Airspace System. The Company has performed a central role in the development of the WAAS concept through support to concept definition, prototyping and field testing. This contract will leverage the Company's substantial in-house expertise in satellite navigation to the provision of technical support services addressing communications, navigation, hardware, software and test issues that surround development of the WAAS. The Company believes that an international need exist for WAAS capabilities and it plans to pursue such opportunities as they arise.

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

Commercial Electronic Contract Manufacturing

         During fiscal 1993, the Company began to pursue opportunities in commercial contract manufacturing. In addition to producing its own products, the Company offers its contract manufacturing services to commercial customers. Revenues for the Company's contract manufacturing business amounted to approximately 20% of total revenues for fiscal 1996 and 1997, an increase from approximately 10% of revenues for fiscal 1995. The Company's Sunnyvale,
California manufacturing facilities received ISO-9001 certification during fiscal 1996. During fiscal 1997, approximately 16% of the Company's manufacturing activities were associated with the Company's own products.

COMMERCIAL STRATEGIC PRODUCT DEVELOPMENT

         Stanford Telecom has initiated a number of strategic product developments and business arrangements, including those addressed below, to address a growing worldwide market for digital telecommunication products and services. Revenues from these initiates have not been significant to date and there is no assurance that the Company will be successful in the development, marketing, distribution and sales of these products; however the Company believes that the market for these product and services is substantial.

         Satellite Personal Communications. In recent years a number of worldwide satellite-based cellular systems have been proposed, including TRW/Teleglobe's Odyssey, Inmarsat's ICO, Motorola's Iridium and Loral/Qualcomm's Globalstar. The Company has been carrying out research and development on the medium altitude Odyssey system being proposed by

TRW/Teleglobe. The Company hopes to play a key role in the ground station terminals that interface with the public switch telephone network. The Company expects Odyssey to use a Stanford Telecom proprietary version of the OCDMA
(Orthogonal Code Division Multiple Access) waveform in transmission of voice communications. There has been no decision on whether Odyssey will proceed; however a decision is expected this calendar year. The Company is also a member of a team designing a high data rate satellite system for businesses and high end consumers. The Company hopes to expand its role on this program, however, a final decision has not been reached regarding the continuation of the program.

         Wireless Broadband Communications (LMDS/MMDS). Wireless broadband communications, also called Local Multipoint Distribution System (LMDS), Multichannel/Multipoint Distribution System (MMDS) or "wireless cable", is a new technique for two-way transmission of high speed digital data using terrestrial microwave links to homes and offices. The MMDS Systems operate at the 2.5 GHz frequency spectrum. Stanford Telecom and Hewlett Packard have signed a memorandum of understanding to develop a complete LMDS system. These systems operate in the 28-29 GHz microwave frequency spectrum. The Company has begun to conduct MMDS/LMDS technology demonstrations and continued to develop the capabilities of its system throughout fiscal 1997. There is growing international interest in this technology, however, it is unlikely that a sizable domestic market will develop for the LMDS system until after the FCC completes the auction for utilization of the frequency spectrum and the system has been adequately field demonstrated to potential customers. The Company believes that the potential for significant bookings may be realized in late fiscal 1998.

         Cable/Internet Communications. One of the major new cable markets that can be addressed by the CATV service provider is that of high-speed two-way Internet and worldwide Web access. The full potential of the Internet can be realized when high-resolution images can be quickly transmitted to the user. The use of cable for this application offers the potential to increase the rate of transmission by a factor of approximately 1,000 over typical telephone modem access. In order to realize these increased transmission speeds, the cable system needs to be augmented with both upstream and high speed downstream links. Stanford Telecom has developed and currently offers for sale products which address both upstream and downstream links. The Company plans to develop and offer next generation products to provide improved performance at lower cost. The Company believes it is in a good position to receive initial production orders during fiscal 1998.

OTHER BUSINESS

Manufacturing

         Stanford Telecom's products are generally manufactured from standard components, its proprietary ASICs and other components or subsystems produced to the Company's specifications. Most of the Company's current products contain microprocessors for which proprietary software is designed and tested by the Company's engineers. The Company does not have a semiconductor foundry or fabrication facility. For the production of ASICs, the Company contracts with companies that have foundry capability including Zilog, American Microsystems Inc., Lucent Technologies, and LSI.

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

         Marketing and Customers.

         The Company markets its products and services to agencies of the U.S. Government, prime contractors to these agencies and an increasing number of commercial customers. The Company's marketing is conducted by its management and technical staff, and in the case of its commercial business, domestic and international sales representatives are also utilized. The Company's marketing efforts for its government business consist of responding to requests for proposals and solicitations for bids from U.S. Government agencies or prime contractors to these agencies and direct marketing of its off-the-shelf, standardized products. The Company markets its ASICs and commercial products primarily through its direct sales personnel consisting of 9 full-time employees, 22 independent sales representative locations covering the U.S. and Canada and 26 other independent sales representative offices covering other international territories. The Company also places advertisements for commercial products, particularly its ASIC products, in a number of trade magazines and participates in trade shows and industry symposiums.

         During fiscal 1997, 1996 and 1995 approximately 59%, 54% and 69%, respectively, of the Company's revenues were attributable to contracts with numerous agencies of the U.S. Government. No single contract accounted for more than 10% of revenues during fiscal 1997, 1996 or 1995. Some of the Company's U.S. Government sales are made under letter contracts in which the final contract price is agreed upon after work has begun. To date, the Company has had a small amount of revenue from international customers. Such sales are often subject to U.S. State Department approval and export license requirements.

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

         Backlog and Bookings.

         Funded backlog includes: (i) projects and orders covered by signed contracts for which the government has specifically allocated funding; and (ii) purchase orders from commercial customers. The Company's backlog is largely attributable to agencies of the U.S. Government. In the case of certain long-term contract awards, the U.S. Government typically makes the funds available over the life of the contract as opposed to the time of the contract award. In such cases the Company reports as funded bookings only the amount of the funds specifically allocated and the resultant backlog as funded backlog. The Company does not include unexercised options in backlog. The Company's funded bookings for fiscal 1997 and 1996 were $168.5 million and $155.0 million, respectively, and the Company's backlog at the end of fiscal 1997 and 1996 was

$83.9 million and $82.4 million, respectively. At March 31, 1997 backlog from the Company's government and commercial businesses were approximately $51.9 million and $31.9 million, respectively. There is no assurance that funded backlog will be completed and booked as revenue. The Company's contracts typically contain contingency provisions permitting termination by the customer at any time. Cancellation of pending contracts or termination or reductions of contracts in progress may have a material adverse effect on the Company's results of operations.

         Research and Development.

         The telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products. The Company believes that its continued success depends in large part on its ability to develop new and enhanced digital telecommunications products. The Company conducts extensive research, development and engineering activities with the objective of developing products and systems that provide for cost-effective, high-quality satellite communications and digital wireless telecommunications. Since its inception, the Company has developed a number of innovative and proprietary digital telecommunications technologies through a combination of customer and internally funded research and development. A significant portion of these expenditures include bid and proposal expenditures which are largely the initial advanced technology development efforts directed toward a specific product or technical task for which the Company must show technical viability. Company-funded expenditures for research and development including bid and proposal activities for fiscal 1997, 1996, and 1995 were approximately $11.9 million, $8.4 million and $7.7 million, respectively, which represented 7.1%, 5.8%, and 6.8% of total revenues, respectively.

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

         Employees.

         As of March 31, 1997, the Company employed 951 full-time and 16 part-time employees and 20 professional consultants. Of the full-time employees, 472 are in technical operations, 181 in manufacturing operations, 122 in management, 90 professional non technical, and 86 in support positions. The majority of the Company's employees are highly skilled technical personnel. Several are nationally known leaders in the field of digital telecommunications. Over 560 employees hold advanced degrees, including approximately 35 with doctoral degrees. None of the employees are represented by a labor union and the Company has never had a work stoppage. The Company believes its employee relations to be excellent. Due to the nature of the Company's business, a large number of its technical employees must obtain security clearances from the U.S. Government, which limits the available pool of eligible candidates for such positions to those who can satisfy prerequisites for such clearances.

         Patents and Proprietary Rights.

         The success of the Company's business depends in part upon its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. Although the Company has obtained patents covering certain of its technologies, it believes that the ownership of patents has not generally been a significant factor in its government business and that its success depends primarily on innovative skills, technical competence, and the marketing and managerial abilities of its personnel. The Company relies on a combination of trade secrets, copyrights, patents, nondisclosure agreements and technical measures to protect its proprietary rights in its products and technology. Such protection may not preclude competitors from developing products with features similar to the Company's products. The Company believes that patents will play an increasingly important role in its commercial business and during the past two years the Company has received or filed for approximately 60 patents with the U.S. Patent and Trademark Office. The Company expects it will continue to aggressively pursue additional patents to protect its intellectual property. The Company requires its employees to execute proprietary rights and nondisclosure agreements and to maintain the confidentiality of the Company's proprietary information.

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

         Forward Looking and Cautionary Statements.

         In the interest of providing the Company's shareholders and potential investors with certain Company information, including management's assessment of the Company's future potential, certain statements set forth herein (a) contain or are based on projections of revenue, income, earnings per share and other financial items or (b) relate to management's future plans, expectations, objectives or to the Company's future economic performance. Such statements are "forward-looking statements" within the meaning of Section 27A(i) of the Securities Act of 1933, as amended, and in Section 21E(i) of the Securities Exchange Act of 1934, as amended.

         Although any forward-looking statements contained herein or otherwise expressed by or on behalf of the Company are to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Accordingly, shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those projected or predicted. In addition, forward-looking statements are based on management's knowledge and judgment as of the date such statements are made, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing thereafter.

         In particular, the Company believes that the following factors could impact forward-looking statements made herein or in other written or oral releases and by hindsight, prove such statements to be overly optimistic and unachievable:

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

ITEM 2.  PROPERTIES

         The Company's headquarters and principal engineering and manufacturing facilities are currently located in four adjacent buildings in Sunnyvale, California where it leases approximately 172,000 square feet. The Company's Sunnyvale facility leases will expire in the year 2000. The leases contain options for renewal under terms and conditions to be negotiated at the time of expiration. The Company also leases approximately 84,000, 46,400, 30,900, 15,300, 11,300, and 8,000 square feet of office space in Reston, Virginia, Colorado Springs, Colorado, Annapolis Junction, Maryland, Lowell, Massachusetts, Seabrook, Maryland, and Tinton Falls, New Jersey, respectively, which space is used primarily for the performance of study, system engineering and hardware contracts. The Reston facility leases expire in 1998 through 2001. The Colorado Springs, Annapolis Junction, Lowell, Seabrook and Tinton Falls leases expire in 2002, 2003, 2001, 1997 and 2002, respectively. The Company believes its current facilities are suitable and adequate for the Company's operations over the next fiscal year.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

CORPORATE OFFICERS OF THE COMPANY

         Set forth below are the names and ages of the executive officers of the Company, their principal occupations at present and for the past five years, certain directorships held by each, and the term of office with the Company.

Dr. James J. Spilker, Jr. (age 63), a founder of the Company, has been Chairman of the Board since 1983. He served as President and Chief Executive Officer of the Company from August 1981 to June 1995. Since June 1995, Dr. Spilker also has been serving as Principal Scientist for the Company.

Dr. Val P. Peline (age 66) was elected as a Director of the Company in October 1985. Dr. Peline joined the Company as its President and Chief Executive Officer effective June 5, 1995. Dr. Peline served as President of the Electronic Systems Group, a division of Lockheed Corp., from 1987 until he retired from such position in March 1995. Dr. Peline had been President of the Lockheed Space Division from 1984 to March 1987.

Mr. Leonard Schuchman (age 60) was elected as a Director of the Company in April 1985. Mr. Schuchman joined the Company in January 1976 and became Vice President in February 1977. He is responsible for directing the Company's Communications and Navigation Systems Operation.

Mr. Ernest L. Dickens, Jr. (age 50) joined the Company in October 1981. From April 1990 to October 1995 he directed the Company's Government Systems Services operation. Mr. Dickens was elected Vice President in November 1995 and currently directs the Company's Satcom Ground Systems operation.

Mr. Bronic C. Knarr (age 51) joined the Company in November 1988. From November 1988 to April 1992 Mr. Knarr held various management positions at the Company in support of key programs. From April 1992 to September 1995 Mr. Knarr directed the Company's Satellite Communications operations. In September 1995 Mr. Knarr was appointed director of the Company's Manufacturing and Quality Assurance operation and was elected Vice President in November 1995.

Dr. John E. Ohlson (age 57) joined the Company in March 1981 as Director of Telecommunications Programs Operations and became Vice President in January 1982. In February 1991 he was named Director of Military Ground Terminals. Dr. Ohlson directed the Satellite Communications Group from June 1992 to November 1994. Dr. Ohlson was named as the Company's Chief Technical Officer in November 1994 and currently directs the Company's Satellite Personal Communications Operation.

Mr. Gary S. Wolf (age 46) joined the Company in May 1978 and was elected Vice President, Chief Financial Officer, Secretary and Treasurer in December 1984. In January 1997 he was promoted to Executive Vice President.

Mr. Jerome F. Klajbor (age 41) joined the Company in February 1989. Mr. Klajbor served as a Contracts Manager for the Company from 1989 to 1991. From 1991 to 1996, Mr. Klajbor served as Director and subsequently Vice President of Administration and Finance for the Company's Communication Navigation Systems. He was elected Vice President and Chief Financial Officer in January 1997.

                                     PART II

ITEM 5. - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Incorporated by reference from page 28 of the Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated by reference from page 28 of the Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from pages 15 through 18 of the Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements of Stanford Telecommunications, Inc. as of March 31, 1997 and March 31, 1996 and for each of the three years in the period ended March 31, 1997 and the report of independent public accountants thereon are incorporated by reference from pages 19 through 27 of the Annual Report to Stockholders. See Part IV, Item 14(a).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Election of Directors-Information with Respect to Nominees and Directors" beginning on page 2 of the Company's Proxy Statement is incorporated herein by reference and made a part hereof in response to the information required by this item. In addition, certain information pertaining to executive officers of the Company is set forth on pages 11-12 hereof.

ITEM 11.  EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" beginning on page 5 of the Company's Proxy Statement is incorporated herein by reference and made a part hereof in response to the information required by this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Stock Ownership" beginning on page 12 of the Company's Proxy Statement is incorporated herein by reference and made a part hereof in response to the information required by this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Inapplicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following report, financial statements and other information are incorporated by reference from the Annual Report to stockholders and form a part of this report:

                                                            Reference Page
                                                            --------------

                                                       1997
                                                      Annual
                                                      Report           Form 10-K
                                                     -------           ---------
1.       Financial Statements.

         Report of Independent Public
         Accountants                                    19

         Statements of income for each
         of the three years in the period
         ended March 31, 1997                           19

         Balance sheets at March 31, 1997 and
         March 31, 1996                                 20

         Statements of shareholders' equity for
         each of the three years in the period
         ended March 31, 1997                           21

                                                           Reference Page
                                                           --------------

                                                       1997
                                                      Annual
                                                      Report           Form 10-K
                                                     --------          ---------
         Statements of cash flow for each of
         the three years in the period ended
         March 31, 1997                                 22

         Notes to financial statements                  23

2.       Financial Statement Schedules

         Report of Independent Public Accountants on Schedules            18
         Schedule II - Valuation and Qualifying Accounts                  19

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

3.       Exhibits.

Exhibit Number                          Description
-------------                           ------------
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

10.6*(8)    1991 Stock Option Plan and form of Agreements.

10.7*(8)    Management Incentive Plan.

10.8(8) Credit Agreement dated December 5, 1996 between the Company and Bank of America National Trust and Savings Association (the "Credit Agreement").

10.9        First Amendment to the "Credit Agreement" dated December 5, 1996.

13.1(7) Annual Report to Stockholders for the fiscal year ended March 31, 1997.

23.1        Consent of Arthur Andersen LLP, independent public accountants.

24.1        Power of Attorney (included on the signature pages hereof).

27.1        Financial Data Schedule

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

(8) Incorporated by reference from the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1996.

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

                                         STANFORD TELECOMMUNICATIONS, INC.


Dated: June 23, 1997                     /s/ James J. Spilker, Jr.
                                         ---------------------------------------
                                             James J. Spilker, Jr.
                                             Chairman of the Board

POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James J. Spilker, Jr. and Jerome F. Klajbor and both of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                      Title                              Date
      ---------                      -----                             -----


/s/ James J. Spilker, Jr.      Chairman of the Board               June 17, 1997
---------------------------
James J. Spilker, Jr.



/s/ Val P. Peline              President (Principal Executive      June 17, 1997
---------------------------    Officer) and Director
Val P. Peline




/s/ Jerome F. Klajbor          Vice President and Secretary,       June 19, 1997
---------------------------    (Principal Financial
Jerome F. Klajbor              and Accounting Officer)




/s/ Michael Berberian          Director                            June 18, 1997
---------------------------
Michael Berberian



/s/ John W. Brownie            Director                            June 18, 1997
-----------------------
John W. Brownie



/s/ P. Marshall Fitzgerald     Director                            June 19, 1997
--------------------------
P. Marshall Fitzgerald

/s/ Milton W. Holcombe         Director                            June 18, 1997
-----------------------
Milton W. Holcombe



/s/ Leonard Schuchman          Vice President and Director         June 18, 1997
-----------------------
Leonard Schuchman



/s/ C. J. Waylan               Director                            June 19, 1997
-----------------------
C. J. Waylan

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULES

To Stanford Telecommunications, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Stanford Telecommunications, Inc.'s annual report to stockholders incorporated by reference in this Form l0-K, and have issued our report thereon dated April 22, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed at Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                              ARTHUR ANDERSEN LLP

San Jose, California
April 22, 1997

                                   SCHEDULE II

                        STANFORD TELECOMMUNICATIONS, INC.
                        Valuation and Qualifying Accounts
                        Three years ended March 31, 1997
                                 (In Thousands)



Allowance for doubtful accounts


                  Bal. at Beg.     Charged to       Bad Debts      Bal. at End
         Year     of Period        Expense         Written Off      of Period
         ----     ---------        ----------      -----------     -----------

         1995       $243            $541            $(134)           $ 650
         1996       $650            $468            $(198)           $ 920
         1997       $920            $135            $ (32)          $1,023