Form 10-Q
period 1997-06-30
STANFORD TELECOMMUNICATIONS INC
filed 1997-08-01
CIK 725727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                ----------------

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

Yes_X_  No ___

                      APPLICABLE ONLY TO CORPORATE USERS:
         Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of the latest practical date.

                         12,874,249 as of July 15, 1997

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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Stanford Telecommunications, Inc. 1997 Annual Report.

The results of operations for the first three months of fiscal year 1998 ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year ending March 31, 1998.

                       STANFORD TELECOMMUNICATIONS, INC.
                            CONDENSED BALANCE SHEETS
                    (in thousands, except per share amount)

ASSETS                                                                        June 30,     March 31,
                                                                               1997         1997
                                                                             ---------    ----------
                                                                            (Unaudited)
    Current assets:
            Cash and cash equivalents                                        $   5,827    $   8,235
            Short-term investments                                              27,787       25,074
            Accounts receivable                                                 23,209       25,856
            Unbilled receivables                                                20,424       19,754
            Inventories, net of related progress billings                        7,196        6,011
            Prepaid expenses                                                     4,752        4,201
                                                                             ---------    ---------
            Total current assets                                                89,195       89,131
                                                                             ---------    ---------

    Property and equipment at cost:
            Electronic test equipment                                           43,642       42,797
            Furniture and fixtures                                               3,674        3,613
            Leasehold improvements                                               3,816        3,722
                                                                             ---------    ---------
                                                                                51,132       50,132
            Less:  Accumulated depreciation and amortization                   (36,929)     (36,019)
                                                                             ---------    ---------
                 Net property and equipment                                     14,203       14,113
                                                                             ---------    ---------
            Other assets                                                           291          274
                                                                             ---------    ---------
                                                                             $ 103,689    $ 103,518
                                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities:
                  Current maturities of long-term obligations                $      78    $      88
                  Accounts payable                                               6,524        5,902
                  Advance payments from customers                                1,716        1,581
                  Accrued liabilities                                            8,860       10,601
                  Accrued and current deferred income taxes                      3,975        4,549
                                                                             ---------    ---------
                  Total current liabilities                                     21,153       22,721
                                                                             ---------    ---------

         Long-term obligations, less current maturities                             18           30
                                                                             ---------    ---------
         Other long-term liabilities                                               890          910
                                                                             ---------    ---------
         Deferred income taxes                                                     108          151
                                                                             ---------    ---------

         Shareholders' equity:
                  Common shares - par value $.01; 25,000 shares authorized
                  Outstanding   - 12,874 shares at June 30, 1997                   129          128
                                - 12,833 shares at March 31, 1997

                  Paid-in capital                                               40,841       40,410
                  Retained earnings                                             40,550       39,168
                                                                             ---------    ---------
                  Total shareholders' equity                                    81,520       79,706
                                                                             ---------    ---------
                                                                             $ 103,689    $ 103,518
                                                                             =========    =========

See accompanying notes.

                       STANFORD TELECOMMUNICATIONS, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                    (in thousands, except per share amount)

                                                             Three Months
                                                             Ended June 30,
                                                        ----------------------
                                                          1997          1996
                                                        --------       -------
Revenues                                                $ 35,331      $ 40,843

Cost of revenues                                          26,430        31,993
                                                        --------      --------

         Gross profit                                      8,901         8,850

Expenses

         Research and development                          3,031         2,229
         Marketing and administrative                      4,251         4,022
                                                        --------      --------

         Total expenses                                    7,282         6,251

Operating income                                           1,619         2,599

Interest income, net                                         459           284
                                                        --------      --------

Income before income taxes                                 2,078         2,883

Provision for income taxes                                  (696)         (995)
                                                        --------      --------

         Net income                                     $  1,382      $  1,888
                                                        ========      ========

Weighted average common shares and equivalents            13,073        13,048

Net income per share                                    $   0.11      $   0.14
                                                        ========      ========


See accompanying notes


                       STANFORD TELECOMMUNICATIONS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                         Three Months Ended
                                                                               June 30,
                                                                         ------------------
                                                                           1997       1996
                                                                         --------   --------
Cash flows from operating activities:
   Net income                                                             $ 1,382    $ 1,888
   Adjustments to reconcile net income to net cash
   provided by operating activities:
            Depreciation and amortization                                   1,365      1,244
            Issuances of stock to employees under bonus and award plans         5         27
            Provision for losses on receivables and contracts                 140        472
   (Increase) decrease in assets:
            Receivables billed and unbilled                                 1,972     (3,790)
            Inventories                                                    (1,320)     2,506
            Prepaid expenses and other assets                                (568)      (261)
   Increase (decrease) in liabilities:
            Accounts payable, advance payments, and accrued expenses         (984)     2,843
            Other long-term liabilities                                       (20)       (19)
            Accrued and deferred income taxes                                (617)       (13)
                                                                          --------   --------
            Net cash provided by operating activities                       1,355      4,897
                                                                          --------   --------

Cash flows from investing activities:
   Purchase of short-term investments                                      (2,713)      (968)
   Purchase of property and equipment                                      (1,455)    (1,269)
                                                                          --------   --------
   Net cash used in investing activities                                   (4,168)    (2,237)
                                                                          --------   --------

Cash flows from financing activities:
   Payments on capital lease obligations                                      (22)       (25)
   Proceeds from transactions under stock plans                               427        712
                                                                          --------   --------
   Net cash provided by financing activities                                  405        687
                                                                          --------   --------

Net (decrease) increase in cash and cash equivalents                       (2,408)      3,347

Cash and cash equivalents at beginning of period                            8,235      4,409
                                                                          --------   --------

Cash and cash equivalents at end of period                                $ 5,827    $ 7,756
                                                                          ========   ========

See accompanying notes.

                       STANFORD TELECOMMUNICATIONS, INC.
                Notes to Condensed Interim Financial Statements

                                  (Unaudited)
                                 June 30, 1997

1.       Net income per share

         Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Common stock equivalents consist of the dilutive effect of outstanding options to purchase common stock. Fully diluted net income per share is substantially the same as reported net income per share.

         In February 1997, the Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128) was issued and is effective for fiscal years ending after December 15, 1997. SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. Pro forma earnings per share amounts calculated under SFAS 128 are as follows:

                                                      Three months ended
                                                  ------------------------------
                                                 June 30, 1997    June 30, 1996
                                                 -------------    -------------
    Net income per share
                Basic                                  $0.11          $0.15
                Diluted                                $0.11          $0.14

    Shares used in per share calculation (in thousands)
                Basic                                 12,842         12,699
                Diluted                               13,073         13,048


2.       Comprehensive Income

         In July 1997, the Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) was issued and is effective for fiscal years ending after December 15, 1997. The Company does not expect that the adoption of SFAS 130 will have a material effect on the financial statements.

3.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and related indirect expenses. General and administrative costs are only included in inventory for government contracts, as such costs are reimbursed by the government.

         The components of inventory are (in thousands):

                                           June 30, 1997    March 31, 1997
                                           -------------    --------------

 Work-in-progress                             $ 5,087         $ 3,721
 Finished goods                                 2,322           2,318
 Allocated general and administrative costs        87             118
 Less:  progress billings                        (300)           (146)
                                              -------         -------
                                              $ 7,196         $ 6,011
                                              =======         =======

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

Commencing in the late 1980's, the Company began to pursue commercial opportunities utilizing its digital telecommunications technology developed and enhanced by the Company since its inception. Commercial revenues have risen from less than 6% of total revenues in fiscal year 1989 to approximately 41% of total revenues in fiscal year 1997. During fiscal year 1997, commercial revenues which amounted to approximately $68.5 million included: (i) contract manufacturing revenues from the Company's electronics assembly business ($34.0 million);
(ii)sales of ASICs, circuit boards and subsystems to the telecommunications industry ($17.0 million); and (iii) other commercial systems and product business ($17.5 million). During the first quarter of fiscal 1998, commercial revenues amounted to approximately $13.7 million or approximately 39% of total revenues reported. The Company includes in commercial revenues sales of standard or off-the-shelf products such as GPS simulators and digital interfaces for secure voice transmissions to any customers, including government customers.

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

Cautionary Statements

In the interest of providing the Company's shareholders and potential investors with certain Company information, including management's assessment of the Company's future potential, certain statements set forth herein (a) contain or are based on projections of revenue, income, earnings per share and other financial items or (b) relate to management's future plans, expectations, and objectives or to the Company's future economic performance. Such statements are "forward-looking statements" within the meaning of Section 27A(i) of the Securities Act of 1933, as amended, and in Section 21E(i) of the Securities Exchange Act of 1934, as amended.

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

Quarterly Results

The following table presents the Company's financial results by quarter for fiscal 1997 and the first quarter of fiscal 1998. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                 Quarter Ended
                          Statement of Operations Data
                     (in thousands, except per share data)

                                                             Fiscal 1997                    Fiscal 1998
                                             -------------------------------------------    -----------
                                             June 30     Sept.30      Dec.31      Mar.31     June 30
                                             -------     -------      ------      ------     -------

Revenues                                    $ 40,843    $ 41,058    $ 42,028    $ 43,073    $ 35,331
Cost of revenues                              31,993      30,889      32,305      32,245      26,430
                                            --------    --------    --------    --------    --------
 Gross profit                                  8,850      10,169       9,723      10,828       8,901
                                            --------    --------    --------    --------    --------
Expenses:
  Research  and development                    2,229       3,444       2,903       3,292       3,031
  Marketing  and administrative                4,022       4,105       4,170       4,511       4,251
                                            --------    --------    --------    --------    --------
   Total expenses                              6,251       7,549       7,073       7,803       7,282

Operating income                               2,599       2,620       2,650       3,025       1,619
Interest income, net                             284         298         342         412         459
                                            --------    --------    --------    --------    --------
Income before provision for                    2,883       2,918       2,992       3,437       2,078
 income  taxes
Provision  for income taxes                     (995)     (1,007)     (1,032)     (1,185)       (696)
                                            --------    --------    --------    --------    --------
   Net income                               $  1,888    $  1,911    $  1,960    $  2,252    $  1,382
                                            ========    ========    ========    ========    ========
Net  income per shar                        $   0.14    $    0.1    $   0.15    $   0.17    $   0.11
                                            ========    ========    ========    ========    ========
Weighted  average  common
shares and equivalents                        13,048      13,098      13,042      13,040      13,073

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

Comparison of the First Quarter Ended June 30, 1997 and 1996

Revenues. Revenues were $35.3 million and $40.8 million for the first quarter of fiscal years 1998 and 1997, respectively, representing a decrease of approximately 13%. Government revenues remained unchanged at approximately $21.6 million. Commercial revenues during the first quarter of fiscal 1998 totaled $13.7 million, a decrease of 29% from commercial revenues of $19.2 million recorded during the first quarter of fiscal 1997. The decrease can be mainly attributable to a decline in the Company's commercial manufacturing service revenue. During the first quarter of fiscal 1998, revenues from commercial contract manufacturing services totaled $4.2 million, down by $7.1 million from $11.3 million recorded for the first quarter of fiscal 1997. Revenues from the sale of commercial telecommunication chip and board level products totaled $3.8 million for the first quarter of fiscal 1998 compared to $4.0 million for the first quarter of the previous fiscal year. Other commercial revenues increased from $3.9 million in the first quarter of fiscal year 1997 to $5.7 million in the first quarter of 1998.

Cost of Revenues. Cost of revenues were $26.4 million and $32.0 million for the first quarter of fiscal 1998 and 1997, respectively, representing a 17.5% decrease. This decrease is attributable to a lower revenue base experienced during the first quarter of fiscal 1998 compared to the first quarter of the previous fiscal year. The increase in gross profit percentage from 22% in the first quarter of fiscal year 1997 to 25% in the first quarter of fiscal year 1998 can be attributable to a decrease in lower margin commercial electronic contract manufacturing revenues and completion of higher margin fixed price contracts.

Research and Development. During recent quarters, the Company has focused its available research and development funds on the development of commercial products. Research and development expenses, including bid and proposal expenses were $3.0 million and $2.2 million during the first quarter of fiscal 1998 and 1997, respectively. Excluding bid and proposal expenses, the Company's research and development expenses applied to the development of its products were $2.4 million and $1.8 million during the first quarter of fiscal 1998 and 1997, respectively. Bid and proposal expenses are largely the initial advanced technology development efforts directed toward a specific product or technical task for which the Company must show technical viability. The Company expects research and development expenses to increase in the future as it pursues additional commercial activities.

Marketing and Administrative. Marketing and Administrative expenses were $4.3 million and $4.0 million for the first quarter of fiscal 1998 and 1997, respectively. This increase is primarily a result of personnel additions to its technical marketing staff and increased marketing expenses in pursuit of commercial opportunities.

Operating Income. Operating income was $1.6 million and $2.6 million for the first quarter of fiscal 1998 and 1997, respectively. The decrease in operating income during the first quarter of fiscal 1998 compared to first quarter of fiscal 1997 was primarily attributable to an increase in research and development expenses and marketing and administrative expenses.

Interest Income. Interest income for the first quarter of fiscal 1998 was $459 thousand versus $284 thousand for the first quarter of the previous fiscal year. The increase in interest income is primarily a result of the Company increasing its net cash provided by operating activities and investing that cash in short-term investments.

Provision for Income Taxes. Provision for income taxes was $696 thousand and $995 thousand for the first quarter of fiscal years 1998 and 1997, respectively. This represents a provisional tax rate of 33.5% and 34.5% for the first quarter of fiscal 1998 and 1997, respectively. The Company expects its provisional tax rate to remain a 33.5% throughout fiscal 1998.

Bookings and Backlog

Funded bookings were $45.3 million and $41.2 million for the first quarter of fiscal 1998 and 1997, respectively, representing an increase of 10%. The increase in bookings has resulted in the Company's backlog increasing from $82.9 million at the end of the first quarter of fiscal 1997 to a record high $93.9 million at the end of the first quarter of fiscal 1998.

Liquidity and Capital Resources

Working capital increased from $59.0 million to $68.0 million at June 30, 1996 and 1997, respectively, and increased by $1.6 million from the end of fiscal 1997.

Net cash provided by operating activities for the quarter ended June 30, 1997 was $1.4 million. During the first quarter of fiscal 1998, the Company realized net income of $1.4 million, increased its inventories by $1.3 million, decreased its billed and unbilled receivables by $2.0 million and decreased its accounts payable, advance payments and accrued expenses by $1.0 million. Net cash provided by operating activities for the quarter ended June 30, 1996 was $4.9 million. During the first quarter of fiscal 1997, the Company realized net income of $1.9 million, decreased its inventories by $2.5 million, increased its billed and unbilled receivables by $3.8 million and increased its accounts payable, advance payments and accrued expenses by $2.8 million.

The Company utilized its cash for the purchase of property and equipment totaling $1.4 million and $1.3 million during the first quarter of fiscal 1998 and 1997, respectively. The Company has a bank credit commitment of $15.0 million which it can utilize to augment cash flow needs and to secure standby letters of credit. Available borrowings under this line at June 30, 1997 were $15.0 million. Under this line of credit the Company must maintain certain financial covenants. The Company was in compliance with all covenants throughout the first quarter of fiscal 1998. The credit agreement expires on December 5, 1997. At June 30, 1997, the Company's long-term obligations (including current maturities) and other long-term liabilities totaled approximately $1.0 million. At June 30, 1997, cash and cash equivalents of $5.8 million were held in money market accounts, short term investments of $27.8 million were held in U.S. treasury instruments.

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

                           PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 25, 1997 the Company held its annual meeting of shareholders. The following directors were elected to serve for the ensuing year:

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

Stanford Telecommunications, Inc.
(Registrant)





          /s/ Jerome F. Klajbor
--------------------------------------------
Jerome F. Klajbor
Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer)

July 18, 1997