Form 10-Q
period 1997-09-30
STANFORD TELECOMMUNICATIONS INC
filed 1997-11-10
CIK 725727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


                        12,928,721 as of October 31, 1997

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

The results of operations for the first six months of fiscal year 1998 ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year ending March 31, 1998.

                        STANFORD TELECOMMUNICATIONS, INC.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                     (in thousands, except per share amount)



                                    Three Months Ended        Six Months Ended
                                       September 30,            September 30,
                                       -------------            -------------
                                       1997       1996        1997        1996
                                       ----       ----        ----        ----
Revenues                           $ 36,838    $ 41,058    $ 72,169    $ 81,901

Cost of revenues                     27,465      30,889      53,894      62,883
                                   --------    --------    --------    --------
   Gross profit                       9,373      10,169      18,275      19,018

Expenses

   Research and development           3,868       3,444       6,899       5,673
   Marketing and administrative       4,602       4,105       8,854       8,127
                                   --------    --------    --------    --------

      Total expenses                  8,470       7,549      15,753      13,800

Operating income                        903       2,620       2,522       5,218

Interest income, net                    492         298         951         582
                                   --------    --------    --------    --------
Income before income taxes            1,395       2,918       3,473       5,800

Provision for income taxes             (467)     (1,007)     (1,164)     (2,001)
                                   --------    --------    --------    --------

      Net income                   $    928    $  1,911    $  2,309    $  3,799
                                   ========    ========    ========    ========

Weighted average common              13,219      13,098      13,153      13,072
shares and equivalents

Net income per share               $   0.07    $   0.15    $   0.18    $   0.29
                                   ========    ========    ========    ========

See accompanying notes

                        STANFORD TELECOMMUNICATIONS, INC.
                            CONDENSED BALANCE SHEETS
                     (in thousands, except per share amount)

ASSETS                                                 September 30,  March 31,
                                                            1997        1997
                                                            ----        ----
Current assets: (Unaudited)
  Cash and cash equivalents                              $  12,349    $   8,235
  Short-term investments                                    22,964       25,074
  Accounts receivable                                       23,247       25,856
  Unbilled receivables                                      20,823       19,754
  Inventories                                                8,951        6,011
  Prepaid expenses                                           4,421        4,201
                                                         ---------    ---------
     Total current assets                                   92,755       89,131
                                                         ---------    ---------

Property and equipment at cost:
  Electronic test equipment                                 44,458       42,797
  Furniture and fixtures                                     3,770        3,613
  Leasehold improvements                                     3,853        3,722
                                                         ---------    ---------
                                                            52,081       50,132
  Less:  Accumulated depreciation and amortization         (38,215)     (36,019)
                                                         ---------    ---------
     Net property and equipment                             13,866       14,113
                                                         ---------    ---------
Other assets                                                   316          274
                                                         ---------    ---------
                                                         $ 106,937    $ 103,518
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term obligations            $      72    $      88
  Accounts payable                                           8,004        5,902
  Advance payments from customers                            1,131        1,581
  Accrued liabilities                                        9,996       10,601
  Accrued and current deferred income taxes                  3,796        4,549
                                                         ---------    ---------
     Total current liabilities                              22,999       22,721
                                                         ---------    ---------

Long-term obligations, less current maturities                   8           30
                                                         ---------    ---------
Other long-term liabilities                                    864          910
                                                         ---------    ---------
Deferred income taxes                                          108          151
                                                         ---------    ---------

Shareholders' equity:
 Common shares- par value $.01; 25,000 shares authorized
  Outstanding - 12,921 shares at September 30, 1997            129          128
              - 12,833 shares at March 31, 1997

  Paid-in capital                                           41,352       40,410
  Retained earnings                                         41,477       39,168
                                                         ---------    ---------
     Total shareholders' equity                             82,958       79,706
                                                         ---------    ---------
                                                         $ 106,937    $ 103,518
                                                         =========    =========

See accompanying notes.

                          STANFORD TELECOMMUNICATIONS, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (in thousands)

                                                                    Six Months Ended
                                                                      September 30,
                                                                 --------------------
Cash flows from operating activities:                              1997        1996
                                                                 --------    --------
  Net income                                                     $  2,309    $  3,799
  Adjustments to reconcilenetincome to net cash provided
  by operating activities:
    Depreciation and amortization                                   2,820       2,511
    Issuances of stock to employees under bonus and award plans         5          56
    Change in provision for losses on receivables, contracts         (978)      1,378
      and inventories
    Loss on disposition of property and equipment                       1           3
  (Increase) decrease in assets:
    Receivables billed and unbilled                                 1,829      (3,246)
    Inventories                                                    (2,209)      6,774
    Prepaid expenses and other assets                                (262)        223
  Increase (decrease) in liabilities:
    Accounts payable, advance payments, and accrued expenses        1,005        (740)
    Other long-term liabilities                                       (46)        (38)
    Accrued and deferred income taxes                                (796)       (253)
                                                                 --------    --------
      Net cash provided by operating activities                     3,678      10,467
                                                                 --------    --------

Cash flows used in investing activities:
    Proceeds from maturities (purchase) of short-term investments   2,110      (2,855)
    Purchase of property and equipment                             (2,574)     (3,654)
                                                                 --------    --------
      Net cash used in investing activities                          (464)     (6,509)
                                                                 --------    --------
Cash flows from financing activities:
    Payments on capital lease obligations                             (38)        (37)
    Proceeds from transactions under stock plans                      938       1,112
                                                                 --------    --------
      Net cash provided by financing activities                       900       1,075
                                                                 --------    --------
Net increase in cash and cash equivalents                           4,114       5,033

Cash and cash equivalents at beginning of period                    8,235       4,409
                                                                 --------    --------

Cash and cash equivalents at end of period                       $ 12,349    $  9,442
                                                                 ========    ========

See accompanying notes.

                        STANFORD TELECOMMUNICATIONS, INC.
                     Notes to Condensed Financial Statements

                                   (Unaudited)
                               September 30, 1997

1. Net income per share

   Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Common stock equivalents consist of the dilutive effect of outstanding options to purchase common stock. Fully diluted net income per share is substantially the same as reported net income per share.

   In February 1997, the Statement of Financial Accounting Standards No. 128. "Earnings per Share" (SFAS 128) was issued and is effective for periods ending after December 15, 1997. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. The company does not believe that this pronouncement has a significant effect on previously stated earnings per share.

2. Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and related indirect expenses. General and administrative costs are only included in inventory for government contracts, as such costs are reimbursed by the government.


   The components of inventory are (in thousands):

                                              September 30,1997   March 31, 1997
                                              -----------------   --------------
    Work-in-progress                                $6,838            $3,721
    Finished goods                                   2,118             2,318
    Allocated general and administrative costs          72               118
    Less:  progress billings                           (77)             (146)
                                                    ------            ------
                                                    $8,951            $6,011
                                                    ======            ======

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

Commencing in the late 1980's, the Company began to pursue commercial opportunities utilizing its digital telecommunications technology developed and enhanced by the Company since its inception. Commercial revenues have risen from less than 6% of total revenues in fiscal year 1989 to approximately 41% of total revenues in fiscal year 1997. During fiscal year 1997, commercial revenues which amounted to approximately $68.5 million included: (i) contract manufacturing revenues from the Company's electronics assembly business ($34.0 million); (ii) sales of ASICs, circuit boards and subsystems to the telecommunications industry ($17.0 million); and (iii) other commercial systems and product business ($17.5 million). During the first six months of fiscal 1998, commercial revenues amounted to approximately $27.3 million or approximately 38% of total revenues reported. The Company includes in commercial revenues sales of standard or off-the-shelf products to any customers, including government customers.

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

Quarterly Results

The following table presents the Company's financial results by quarter for fiscal 1997 and the first two quarters of fiscal 1998. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                         Quarter Ended
                                 Statement of Operations Data
                             (in thousands, except per share data)

                                              Fiscal 1997                      Fiscal 1998
                               ----------------------------------------    -------------------
                                June 30   Sept. 30    Dec. 31    Mar. 31    June 30   Sept. 30
                               --------   --------   --------   --------   --------   --------

Revenues                       $ 40,843   $ 41,058   $ 42,028   $ 43,073   $ 35,331   $ 36,838
Cost of revenues                 31,993     30,889     32,305     32,245     26,430     27,465
                               --------   --------   --------   --------   --------   --------
 Gross profit                     8,850     10,169      9,723     10,828      8,901      9,373
                               --------   --------   --------   --------   --------   --------
Expenses:
 Research and development         2,229      3,444      2,903      3,292      3,031      3,868
 Marketing and administrative     4,022      4,105      4,170      4,511      4,251      4,602
                               --------   --------   --------   --------   --------   --------
  Total expenses                  6,251      7,549      7,073      7,803      7,282      8,470

Operating income                  2,599      2,620      2,650      3,025      1,619        903
Interest income, net                284        298        342        412        459        492
                               --------   --------   --------   --------   --------   --------
Income before provision for
 income taxes                     2,883      2,918      2,992      3,437      2,078      1,395
Provision for income taxes         (995)    (1,007)    (1,032)    (1,185)      (696)      (467)
                               --------   --------   --------   --------   --------   --------
     Net income                $  1,888   $  1,911   $  1,960   $  2,252   $  1,382   $    928
                               ========   ========   ========   ========   ========   ========
Net income per share           $   0.14   $   0.15   $   0.15   $   0.17   $   0.11   $   0.07
                               ========   ========   ========   ========   ========   ========
Weighted average common
 shares and equivalents          13,048     13,098     13,042     13,040     13,073     13,219

The Company's revenues and results of operations are subject to fluctuation from period to period. Factors that could cause the Company's revenues and operating results to vary from period to period include: underestimating costs on fixed-price contracts, particularly for software and hardware development, timing, bidding activity and delivery of significant contracts and orders, termination of contracts, mix of products and systems sold, and services provided, reduced levels of operation during the holidays which occur primarily in the Company's third fiscal quarter, disruptions in delivery of components or subsystems, regulatory developments, and general economic conditions. Research and development expenses include both research and development costs as well as bid and proposal expenses. Bid and proposal expenses vary significantly from period to period based on the number of proposals being prepared at any time. These requests for proposals are not received evenly during the year or in any predictable pattern.

Comparison of the Second Quarter Ended September 30, 1997 and 1996

Revenues. Revenues for the second quarter of fiscal 1998 decreased by 10% to $36.8 million from the second quarter of the previous fiscal year. Government revenues during the second quarter of fiscal year 1998 totaled $23.1 million, an increase of 11% from Government revenues of $20.9 million recorded during the second quarter of fiscal year 1997. Commercial revenues during the second quarter of fiscal year 1998 totaled $13.7 million, a decrease of 32% from commercial revenues of $20.1 million recorded during the second quarter of fiscal year 1997. The decrease can be primarily attributable to a decline in the Company's commercial contract manufacturing service and the reduced level of sales of commercial telecommunications chip and board level products. During the second quarter of fiscal year 1998 revenues from commercial contract manufacturing services totaled $7.2 million, down by $3.1 million from $10.3 million for the second quarter of fiscal year 1997. Revenues from the sale of commercial telecommunications chip and board level products totaled $2.9 million for the second quarter of fiscal year 1998 compared to $5.0 million for the second quarter of the previous fiscal year. Other commercial revenues decreased by $1.2 million from the second quarter of fiscal year 1997 to fiscal year 1998.

Cost of Revenues. Cost of revenues were $27.5 million and $30.9 million for the second quarter of fiscal 1998 and 1997, respectively, representing an 11% decrease. The decrease during the second quarter of fiscal 1998 was the result of the recognition of costs on a lower revenue base.

Research and Development. During recent quarters, the Company has focused its available research and development funds on the development of commercial products. Research and development expenses, including bid and proposal expenses were $3.9 million and $3.4 million during the second quarter of fiscal 1998 and 1997, respectively. Excluding bid and proposal expenses, the Company's research and development expenses applied to the development of products such as wireless broadband communications and cable high speed modems were $3.2 million and $2.7 million during the second quarter of fiscal 1998 and 1997, respectively. Bid and proposal expenses are largely the initial advanced technology development efforts directed toward a specific product or technical task for which the Company must show technical viability.

Marketing and Administrative. Marketing and Administrative expenses were $4.6 million and $4.1 million for the second quarter of fiscal 1998 and 1997, respectively. This increase is primarily a result of personnel additions to its technical marketing staff, increased marketing expenses in pursuit of commercial opportunities, and increased legal expenses primarily associated with a patent infringement case brought by the Company in December 1996.

Operating Income. Operating income was $.9 million and $2.6 million for the second quarter of fiscal 1998 and 1997, respectively. The decrease in operating income during the second quarter of fiscal 1998 compared to second quarter of fiscal 1997 was primarily attributable to a decrease in the revenue base, increased research and development, and increased marketing and administrative expenses.

Interest Income. Interest income for the second quarter of fiscal 1998 was $492 thousand versus $298 thousand for the second quarter of the previous fiscal year. The increase in interest income is primarily a result of the Company increasing its net cash provided by operating activities and investing that cash in short-term investments.

Provision for Income Taxes. Provision for income taxes was $.5 million and $1.0 million for the second quarter of fiscal years 1998 and 1997, respectively. This represents a provisional tax rate of 33.5% and 34.5% for the second quarter of fiscal 1998 and 1997, respectively.

Comparison of Six Months Ended September 30, 1997 and 1996

Revenues. Revenues were $72.2 million and $81.9 million for the six months ended September 30, 1997 and 1996, respectively, representing a decrease of 12%. Government revenues during the second quarter of fiscal year 1998 totaled $44.9 million, an increase of 5% from Government revenues of $42.6 million recorded during the first six months of fiscal year 1997. Commercial revenues during the first half of fiscal 1998 totaled $27.3 million, a decrease of 31% from commercial revenues of $39.3 million recorded during the first six months of fiscal 1997. The decrease can be mainly attributable to a decline in the Company's commercial contract manufacturing services and the reduced level of sales of commercial telecommunication chip and board level products. During the first six months of fiscal 1998, revenues from the Company's commercial contract manufacturing services totaled $11.4 million down from $21.6 million recorded for the first half of fiscal 1997. Revenues from the sale of commercial telecommunication chip and board level products totaled $6.7 million for the first six months of fiscal 1998, down from $9.5 million achieved during the first half of the previous fiscal year.

Cost of Revenues. Cost of revenues were $53.9 million and $62.9 million for the first half of fiscal 1998 and 1997, respectively, representing a decrease of 14%. The decrease during the first six months of fiscal 1998 was a result of the recognition of costs on a lower revenue base.

Research and Development. Research and development expenses, including bid and proposal expenses were $6.9 million and $5.7 million for the first half of fiscal 1998 and 1997, respectively, representing an increase of 22%. Excluding bid and proposal expenses, the Company's research and development expenses applied to the development of products such as wireless broadband communications and cable high speed modems were $5.6 million and $4.5 million for the first six months of fiscal 1998 and 1997, respectively.

Marketing and Administrative. Marketing and administrative expenses were $8.9 million and $8.1 million for the first six months of fiscal 1998 and 1997, respectively, representing an increase of 9%. This increase is primarily a result of personnel additions to its technical marketing staff, increased marketing expenses in pursuit of commercial opportunities, and increased legal expenses.

Operating Income. Operating income was $2.5 million and $5.2 million for the first half of fiscal 1998 and 1997, respectively. The decrease in operating income during the first half of fiscal 1998 was primarily attributable to a decrease in revenue base, increased research and development, and increased marketing and administrative expenses.

Interest Income. Interest income for the first half of fiscal 1998 was $951 thousand versus $582 thousand for the first half of the previous fiscal year. The increase in interest income is primarily a result of the Company increasing its net cash provided by operating activities and investing that cash in interest bearing short-term investments.

Provision for Income Taxes. Provision for income taxes was $1.2 million and $2.0 million for the first six months of fiscal 1998 and 1997, respectively. This represents a provisional tax rate of 33.5% and 34.5% for the first half of fiscal 1998 and 1997, respectively.

Booking and Backlog

Funded bookings were $40.2 million and $38.2 million for the second quarter of fiscal 1998 and 1997, respectively, and $85.5 million and $79.3 million for the six months ended September 30, 1997 and 1996, respectively. Bookings were derived from both the Company's commercial operations as well as its government business sectors. At the end of the second quarter of fiscal 1998 and 1997, backlog stood at $97.3 million and $79.8 million, respectively.

Liquidity and Capital Resources

Working capital increased from $59.8 million to $69.8 million at September 30, 1996 and 1997, respectively, and increased by $3.4 million from the end of fiscal 1997.

Net cash provided by operating activities for the first six months of fiscal 1998 ended September 30, 1997 was $3.7 million. During the first two quarters of fiscal 1998, the Company realized net income of $2.3 million, increased its inventories by $2.2 million and decreased its billed and unbilled receivables by $1.8 million. Net cash provided by operating activities for the first six months of fiscal 1997 ended September 30, 1996 was $10.5 million. During the first half of fiscal 1997, the Company realized net income of $3.8 million, decreased its inventories by $6.8 million, and increased its billed and unbilled receivables by $3.2 million.

The Company utilized its cash for the purchase of property and equipment totaling $2.6 million and $3.7 million during the first half of fiscal 1998 and 1997, respectively. The Company has a bank credit commitment of $15.0 million which it can utilize to augment cash flow need and to secure standby letters of credit. Available borrowings under this line at September 30, 1997 were $15.0 million. Under this line of credit the Company must maintain certain financial covenants, including a covenant prohibiting the Company from incurring a quarterly loss in any two consecutive quarters. The Company was in compliance with all covenants throughout the first six months of fiscal 1998. The credit agreement expires on December 5, 1997. At September 30, 1997, the Company's
long-term obligations (including current maturities) and other long-term liabilities totaled approximately $.9 million. At September 30, 1997, cash and cash equivalents of $12.3 million were substantially held in money market accounts, and short term investments of $23.0 million were held in U.S. treasury instruments with maturities not exceeding 365 days.

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

November 7, 1997