Form 10-Q
period 1997-12-31
STANFORD TELECOMMUNICATIONS INC
filed 1998-02-06
CIK 725727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                       12,952,623 as of January 26, 1998

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

The results of operations for the first nine months of fiscal year 1998 ended December 31, 1997 are not necessarily indicative of results to be expected for the entire year ending March 31, 1998.

                              STANFORD TELECOMMUNICATIONS, INC.
                         CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                          (in thousands, except per share amounts)


                                             Three Months Ended        Nine Months Ended
                                                 December 31,             December 31,
                                           ----------------------    ----------------------
                                             1997         1996         1997         1996
                                           ---------    ---------    ---------    ---------
Revenues                                   $  40,713    $  42,028    $ 112,881    $ 123,929

Cost of revenues                              30,778       32,305       84,673       95,187
                                           ---------    ---------    ---------    ---------
  Gross profit                                 9,935        9,723       28,208       28,742

Expenses

  Research and development                     3,814        2,903       10,712        8,576
  Marketing and administrative                 4,463        4,170       13,316       12,297
                                           ---------    ---------    ---------    ---------
    Total expenses                             8,277        7,073       24,028       20,873

Operating income                               1,658        2,650        4,180        7,869

Interest income, net                             502          342        1,453          924
                                           ---------    ---------    ---------    ---------
Income before income taxes                     2,160        2,992        5,633        8,793

Provision for income taxes                      (583)      (1,032)      (1,746)      (3,034)
                                           ---------    ---------    ---------    ---------
  Net income                               $   1,577    $   1,960    $   3,887    $   5,759
                                           =========    =========    =========    =========
Weighted average common                       13,226       13,042       13,173       13,068
shares and equivalents

Net income per share - basic and diluted   $    0.12    $    0.15    $    0.30    $    0.44
                                           =========    =========    =========    =========

See accompanying notes

                          STANFORD TELECOMMUNICATIONS, INC.
                               CONDENSED BALANCE SHEETS
                       (in thousands, except per share amount)

ASSETS                                                       December 31,  March 31,
                                                                 1997        1997
                                                              ---------    ---------
  Current assets:                                            (Unaudited)
    Cash and cash equivalents                                 $   7,129    $   8,235
    Short-term investments                                       18,221       25,074
    Accounts receivable                                          29,931       25,856
    Unbilled receivables                                         23,398       19,754
    Inventories, net of related progress billings                14,246        6,011
    Prepaid expenses                                              3,858        4,201
                                                              ---------    ---------
      Total current assets                                       96,783       89,131
                                                              ---------    ---------
  Property and equipment at cost:
    Electronic test equipment                                    46,072       42,797
    Furniture and fixtures                                        3,836        3,613
    Leasehold improvements                                        3,914        3,722
                                                              ---------    ---------
                                                                 53,822       50,132
    Less:  Accumulated depreciation and amortization            (39,503)     (36,019)
                                                              ---------    ---------
      Net property and equipment                                 14,319       14,113
                                                              ---------    ---------
  Other assets                                                      324          274
                                                              ---------    ---------
                                                              $ 111,426    $ 103,518
                                                              =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current maturities of long-term obligations               $      52    $      88
    Accounts payable                                             10,075        5,902
    Advance payments from customers                               2,522        1,581
    Accrued liabilities                                           9,061       10,601
    Accrued and current deferred income taxes                     3,673        4,549
                                                              ---------    ---------
       Total current liabilities                                 25,383       22,721
                                                              ---------    ---------
  Long-term obligations, less current maturities                      0           30
                                                              ---------    ---------
  Other long-term liabilities                                       820          910
                                                              ---------    ---------
  Deferred income taxes                                             121          151
                                                              ---------    ---------

  Shareholders' equity:
    Common shares- par value $.01; 25,000 shares authorized
       Outstanding-  12,952 shares at December 31, 1997             130          128
                     12,833 shares at March 31, 1997
    Paid-in capital                                              41,917       40,410
    Retained earnings                                            43,055       39,168
                                                              ---------    ---------
       Total shareholders' equity                                85,102       79,706
                                                              ---------    ---------
                                                              $ 111,426    $ 103,518
                                                              =========    =========

See accompanying notes.

                              STANFORD TELECOMMUNICATIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       (in thousands)

                                                                        Nine Months Ended
                                                                           December 31,
                                                                       --------------------
Cash flows from operating activities:                                    1997        1996
                                                                       --------    --------
  Net income                                                           $  3,887    $  5,759
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                                         4,303       3,875
    Issuances of stock to employees under bonus and award plans              22          85
    Change in provision for losses on receivables and contracts            (963)      1,298
    Loss on disposition of property and equipment                            11           3
  (Increase) decrease in assets:
    Receivables billed and unbilled                                      (7,417)    (11,512)
    Inventories                                                          (7,527)      7,574
    Prepaid expenses and other assets                                       293         682
  Increase (decrease) in liabilities:
    Accounts payable, advance payments, and accrued expenses              3,527       2,149
    Other long-term liabilities                                             (90)        (57)
    Accrued and deferred income taxes                                      (759)         93
                                                                       --------    --------
    Net cash (used in) provided by operating activities                  (4,713)      9,949
                                                                       --------    --------
Cash flows provided by (used in) investing activities:
  Proceeds from maturities (purchase) of short-term investments, net      6,853      (4,452)
  Purchase of property and equipment                                     (4,520)     (4,547)
                                                                       --------    --------
  Net cash provided by (used in) investing activities                     2,333      (8,999)
                                                                       --------    --------
Cash flows from financing activities:
  Payments on capital lease obligations                                     (66)        (54)
  Proceeds from transactions under stock plans                            1,340       1,401
                                                                       --------    --------
  Net cash provided by financing activities                               1,274       1,347
                                                                       --------    --------
Net (decrease) increase in cash and cash equivalents                     (1,106)      2,297

Cash and cash equivalents at beginning of period                          8,235       4,409
                                                                       --------    --------
Cash and cash equivalents at end of period                             $  7,129    $  6,706
                                                                       --------    --------
Supplemental cash flow information:

Cash paid for interest and income taxes
  Interest                                                             $     17    $      5
  Income taxes                                                         $  1,792    $    967

See accompanying notes.

                       STANFORD TELECOMMUNICATIONS, INC.
                Notes to Condensed Interim Financial Statements

                                  (Unaudited)
                               December 31, 1997

1. In February 1997 the Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" (EPS) was issued to replace Accounting Principles Board (APB) No. 15 and is effective for periods ending after December 15, 1997. The statement established standards for computing and presenting basic and diluted EPS. The Company has adopted SFAS No. 128 in the third quarter of fiscal 1998. Basic and diluted earnings per share are substantially the same. Accordingly, the Company has reported them together on one line in the condensed statement of income.


2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and related indirect expenses.
     General and administrative costs are only included in inventory for government contracts, as such costs are reimbursed by the government.

        The components of inventory are (in thousands):

                                             December 31, 1997    March 31, 1997
                                            -----------------    --------------
           Work-in-progress                      $  11,894            3,721
           Finished goods                            2,404            2,318
           Allocated general and administrative
             costs                                     265              118
           Less:  progress billings                   (317)            (146)
                                                 ---------        ---------
                                                 $  14,246        $   6,011
                                                 =========        =========

4.   Credit Agreement

     On December 12, 1997 the Company amended and restated its credit line agreement to expire on December 18, 1998. The bank credit commitment of $15 million requires the Company to maintain certain financial covenants. At December 31, 1997, the Company was in compliance with all such financial covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Since the Company's inception in 1973, revenues have been generated primarily from sales to agencies of the U.S. Government, including the DoD, the U.S. Air Force, Army and Navy, NASA and the FAA, or their prime contractors. Such revenues are generated from many contracts including programs requiring multi-year hardware and software development and limited production of products and systems. The Company's contracts often require the design, production, operation and maintenance of sophisticated equipment and systems and providing integration services in the digital telecommunications and satellite communications fields. A substantial portion of the digital telecommunications and satellite communications research and development performed by the Company since its inception has been funded by its customers and recorded as revenues by the Company. Accordingly, the cost of performing this customer-funded research and development is included in "Cost of Revenues" in the Company's financial statements. The Company's government contracts are generally cost-reimbursement plus profit or fixed-price contracts. The Company generally recognizes revenues from its long-term government contracts on a percentage-of-completion basis.

Commencing in the late 1980's, the Company began to pursue commercial opportunities utilizing its digital telecommunications technology developed and enhanced by the Company since its inception. Commercial revenues have risen from less than 6% of total revenues in fiscal year 1989 to approximately 41% of total revenues in fiscal year 1997. During fiscal year 1997, commercial revenues which amounted to approximately $68.5 million included: (i) contract manufacturing revenues from the Company's electronics assembly business ($34.0 million); (ii) sales of ASICs, circuit boards and subsystems to the telecommunications industry ($17.0 million); an (iii) other commercial systems and product business ($17.5 million). During the first nine months of fiscal 1998, commercial revenues amounted to approximately $42.6 million or approximately 38% of total revenues reported. The Company includes in commercial revenues sales of standard or off-the-shelf products to any customers, including government customers.

Over the past two fiscal years the Company has greatly increased its level of independent research and development expenditures. The Company believes that this increase is necessary to successfully develop competitive products for the commercial telecommunications market. The Company has applied much of its research and development expenditures to commercial products and initiatives in the areas of wireless broadband communications, cable high speed modem components and board level products and satellite personal communications.

The Company's operating results have from time to time been adversely affected by non-recoverable cost overruns on certain fixed-price contracts, primarily fixed-price development contracts. The Company has instituted additional management controls to more closely monitor its bidding process and costs incurred on fixed-price development contracts, however, no assurance can be given that the Company will not incur losses on future fixed-price contracts or additional losses on existing contracts. The Company believes that development contracts are an important element in maintaining its technological leadership position in digital telecommunications. As a result, the Company may incur losses on certain fixed-price contracts. Such losses will be charged against results of operations in the period when they first become known, typically near the initiation of the contract and may have a material adverse effect on the Company's results of operations.

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


Although any forward-looking statements contained herein or otherwise expressed by or on behalf of the Company are to the knowledge and in the judgement of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Accordingly, shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those projected or predicted herein. In addition, the forward-looking statements herein are based on management's knowledge and judgment as of the date hereof, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter.

For further information on the foregoing, reference is made to the Company's Securities and Exchange Commission report on Form 10-K.

Quarterly Results

The following table presents the Company's financial results by quarter for fiscal 1997 and the first three quarters of fiscal 1998. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                 Quarter Ended
                          Statement of Operations Data
                     (in thousands, except per share data)

                                                              Fiscal 1997                          Fiscal 1998
                                                ----------------------------------------   ---------------------------
                                                June 30    Sept. 30   Dec. 31    Mar. 31   June 30   Sept. 30  Dec. 31
                                                --------   --------   -------    -------   -------   -------   -------
Revenues                                         $40,843   $41,058    $42,028    $43,073   $35,331   $36,838   $40,713
Cost of revenues                                  31,993    30,889     32,305     32,245    26,430    27,465    30,778
                                                --------   -------    -------    -------   -------   -------   -------
  Gross profit                                     8,850    10,169     9,723      10,828     8,901     9,373     9,935
                                                --------   -------    -------    -------   -------   -------   -------
Expenses:
  Research and development                         2,229     3,444      2,903      3,292     3,031     3,868     3,814
  Marketing and administrative                     4,022     4,105      4,170      4,511     4,251     4,602     4,463
                                                --------   -------    -------    -------   -------   -------   -------
    Total expenses                                 6,251     7,549      7,073      7,803     7,282     8,470     8,277

Operating income                                   2,599     2,620      2,650      3,025     1,619       903     1,658
Interest income, net                                 284       298        342        412       459       492       502
                                                --------   -------    -------    -------   -------   -------   -------
Income before provision for income taxes           2,883     2,918      2,992      3,437     2,078     1,395     2,160

Provision for income taxes                          (995)   (1,007)    (1,032)    (1,185)     (696)     (467)     (583)
                                                --------   -------    -------    -------   -------   -------   -------
  Net income                                    $  1,888   $ 1,911    $ 1,960    $ 2,252   $ 1,382   $   928   $ 1,577
                                                ========   =======    =======    =======   =======   =======   =======
Net income per share-basic and diluted          $   0.14   $  0.15    $  0.15    $  0.17   $  0.11   $  0.07   $  0.12
                                                ========   =======    =======    =======   =======   =======   =======
Weighted average common
  shares and equivalents                          13,048    13,098     13,042     13,040    13,073    13,219    13,226

                                                            8

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


Comparison of the Third Quarter Ended December 31, 1997 and 1996

Revenues. Revenues were $40.7 million and $42.0 million for the third quarter of fiscal years 1998 and 1997, respectively, representing a decrease of approximately 3%. Government revenues during the third quarter of fiscal 1998 totaled $25.4 million, a decrease of 8% from government revenues of $27.7 million recorded during the third quarter of fiscal 1997. Commercial revenues grew from $14.3 million during the third quarter of fiscal 1997 to $15.3 million for the third quarter of fiscal 1998. During the third quarter of fiscal 1998, revenues from the Company's commercial contract manufacturing services totaled $7.0 million, up from $6.7 million recorded for the third quarter of fiscal 1997. Revenues from the sale of commercial telecommunication chip and board level products totaled $4.7 million for the third quarter of fiscal 1998, up from $4.0 million achieved during the third quarter of the previous fiscal year.

Cost of Revenues. Cost of revenues were $30.8 million and $32.3 million for the third quarter of fiscal 1998 and 1997, respectively, representing a 5% decrease. The decrease was a result of the recognition of costs on lower revenue and an increase in margins.

Research and Development. During recent quarters, the Company has focused its available research and development funds on the development of commercial products. Research and development expenses, including bid and proposal expenses were $3.8 million and $2.9 million during the third quarter of fiscal 1998 and 1997, respectively. Excluding bid and proposal expenses, the Company's research and development expenses applied to the development of its products such as, wireless broadband communications and cable high speed modems were $3.0 million and $2.3 million during the third quarter of fiscal 1998 and 1997, respectively. Bid and proposal expenses are largely the initial advanced technology development efforts directed toward a specific product or technical task for which the Company must show technical viability.

Marketing and Administrative. Marketing and Administrative expenses were $4.5 million and $4.2 million for the third quarter of fiscal 1998 and 1997, respectively. This increase is primarily a result of increased legal expenses primarily associated with a patent infringement case brought by the Company in December 1996 and increased marketing expenses in pursuit of commercial opportunities.

Operating Income. Operating income was $1.7 million and $2.6 million for the third quarter of fiscal 1998 and 1997, respectively. The decrease in operating income during the third quarter of fiscal 1998 was primarily attributable to a decrease in revenue, increased research and development, and increased marketing and administrative expenses in pursuit of commercial opportunities.

Interest Income. Interest income for the third quarter of fiscal 1998 was $502 thousand versus $342 thousand for the third quarter of the previous fiscal year. The increase in interest income is primarily a result of the Company maintaining higher average balances in U.S. treasury instruments and money market accounts.

Provision for Income Taxes. Provision for income taxes was $0.6 million and $1.0 million for the third quarter of fiscal years 1998 and 1997, respectively. This represents a provisional tax rate of 27.0% and 34.5% for the third quarter of fiscal 1998 and 1997, respectively. The decrease in the effective tax rate results primarily from increased Research and Development tax credits and other state income tax credits. The Company anticipates its effective tax rate to be
31.0 % for fiscal year 1998.

Comparison of Nine Months Ended December 31, 1997 and 1996

Revenues. Revenues were $112.9 million and $123.9 million for the nine months ended December 31, 1997 and 1996, respectively, representing a decrease of 9%. Government revenues of $70.2 million recorded during the first nine months of fiscal 1997, were essentially the same during the first nine months of fiscal 1998. Commercial revenues during the first nine months of fiscal 1998 totaled $42.6 million, a decrease of 20% from commercial revenues of $53.6 recorded during the first nine months of fiscal 1997. During the first nine months of fiscal 1998, revenues from the Company's commercial contract manufacturing services totaled $18.4 million down from $28.3 million recorded for the nine months of fiscal 1997. Revenues from the sale of commercial telecommunication chip and board level products totaled $11.4 million for the first nine months of fiscal 1998, down from $13.5 million achieved during the nine months of the previous fiscal year.

Cost of Revenues. Cost of revenues were $84.7 million and $95.2 million for the nine months of fiscal 1998 and 1997, respectively, representing an 11% decrease. The decrease during the nine months of fiscal 1998 was a result of the recognition of costs on lower revenue and a decrease in lower margin commercial electronic manufacturing revenues.

Research and Development. Research and development expenses, including bid and proposal expenses were $10.7 million and $8.6 million for the first nine months of fiscal 1998 and 1997, respectively, representing an increase of approximately 25%. Excluding bid and proposal expenses, the Company's research and development expenses applied to the development of products such as, wireless broadband communications and cable high speed modems were $8.6 million and $6.8 million for the first nine months of fiscal 1998 and 1997, respectively.

Marketing and Administrative. Marketing and administrative expenses were $13.3 million and $12.3 million for the first nine months of fiscal 1998 and 1997, respectively, representing an increase of approximately 8%. This increase is a result of increased legal expenses primarily associated with a patent infringement case brought by the Company in December 1996 and increased marketing expenses in pursuit of commercial opportunities.

Operating Income. Operating income was $4.2 million and $7.9 million for the nine months of fiscal 1998 and 1997, respectively. The decrease in operating income during the first nine months of fiscal 1998 was primarily attributable to a decrease in revenue, increased research and development, and increased marketing and administrative expenses in pursuit of commercial opportunities.

Interest Income. Interest income for the first nine months of fiscal 1998 was $1.4 million versus $0.9 million for the first nine months of the previous fiscal year. The increase in interest income is primarily a result of the Company maintaining higher average balances in U.S. treasury instruments and money market accounts.

Provision for Income Taxes. Provision for income taxes was $1.7 million and $3.0 million for the first nine months of fiscal 1998 and 1997, respectively. This represents a provisional tax rate of 31.0% and 34.5% for the first nine months of fiscal 1998 and 1997, respectively. The decrease in the effective tax rate results primarily from increased Research and Development tax credits and other state income tax credits. The Company anticipates its effective tax rate to be
31.0 % for fiscal year 1998.

Bookings and Backlog

Funded bookings were $38.0 million and $42.1 million for the third quarter of fiscal 1998 and 1997, respectively, and $123.5 million and $121.0 million for the nine months ended December 31, 1997 and 1996, respectively. Bookings were derived from both the Company's commercial operations as well as its government business sectors. At the end of the third quarter of fiscal 1998 and 1997, backlog stood at $94.5 million and $79.9 million, respectively.

Liquidity and Capital Resources

Working capital increased from $63.3 million to $71.4 million at December 31, 1996 and 1997, respectively, and increased by $5.0 million from the end of fiscal 1997.

The Company's cash and cash equivalents and short-term investments decreased to $25.3 million at December 31, 1997 from $33.3 million at March 31, 1997. The decrease in cash has primarily been the result of (i) the payment for inventories to support future delivery of commercial products,(ii) the timing of collections from customers and payment of operating costs and (iii) the requirement to secure capital equipment to support company growth.

Net cash used in operating activities for the nine months of fiscal 1998 ended December 31, 1997 was $4.7 million. During the first three quarters of fiscal 1998, the Company realized net income of $3.9 million, increased its inventories by $7.5 million, increased its billed and unbilled receivables by $7.4 million, and increased its liabilities by $2.7 million. Net cash provided by operating activities for the nine months of fiscal 1997 ended December 31, 1996 was $9.9 million. During the nine months of fiscal 1997, the Company realized net income of $5.7 million, decreased its inventories by $7.6 million, increased its receivables, billed and unbilled, by $11.5 million, and increased its liabilities by $2.2 million.

The Company has a bank credit commitment of $15.0 million which it can utilize to augment cash flow needs and to secure standby letters of credit. Available borrowings under this line at December 31, 1997 were $15.0 million. Under this line of credit the Company must maintain certain financial covenants. The Company was in compliance with all covenants as of December 31, 1997. The credit agreement expires on December 18, 1998. At December 31, 1997, the Company's
long-term obligations (including current maturities) and other long-term liabilities totaled approximately $1.0 million. At December 31, 1997, cash and cash equivalents of $7.1 million were substantially held in money market accounts, and short term investments of $18.2 million were held in U.S. treasury instruments with maturities not exceeding 365 days.

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