Form 10-K
period 1998-03-31
STANFORD TELECOMMUNICATIONS INC
filed 1998-06-24
CIK 725727

------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______


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

                                    Yes _X_  No ___

[X]      Indicate by check mark if disclosure of delinquent  filers  pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

As of May 29, 1998, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sale price of such stock on the Nasdaq National Market, was $148,382,115. Shares of Common Stock held by each officer, director and ten percent stockholder of the registrant, except for Kopp Investment Advisors, Inc., have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's Common Stock outstanding on May 29, 1998 was 12,975,588.

Documents Incorporated by Reference

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1998 (the "Annual Report to Stockholders"), are incorporated by reference in Parts II and IV of this Form 10-K. Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on June 24, 1998 (the "Proxy Statement"), are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         Stanford Telecommunications, Inc. ("Stanford Telecom" or the "Company") designs, manufactures, and markets advanced digital communications products and systems to establish or enhance communications via satellites, terrestrial wireless and cable. The Company's technical strengths include: system design, communication waveforms, modulation and demodulation techniques, ASIC design, Radio Frequency (RF) antennas and downconverters, software and firmware, Asynchronous Transfer Mode (ATM) design and advanced manufacturing techniques and processes.

         The Company was incorporated in California in 1973 and reincorporated in Delaware in 1988. The Company's fiscal year is composed of four 13-week quarters, each of which ends on the Thursday closest to the corresponding calendar quarter end. Fiscal year 1998 ended on March 26, 1998.


BASE BUSINESS DISCUSSION

     The Company's principal base business areas and products include:

     Advanced Communications for Government Agencies and Commercial Applications Satellite Earth Terminals
     Air Traffic Control Systems Modernization
     Global  Position  Satellite (GPS) Design and Development
     Commercial Telecommunications Chip and Board Level Products
     Commercial Electronic Contract Manufacturing


Advanced Communications for Government Agencies and Commercial Applications

         DSCS Operational Control System ("DOCS"). The Company developed, installed and now assists in the operation of an extensive network of computers and software which performs control and monitoring functions for the Defense Satellite Communication System ("DSCS"). Control of the DSCS is complex due to the different types of multiple access techniques used and the need to react quickly to communications requirements and to hostile jamming actions. The task of optimizing and controlling the many thousands of parameters in the DSCS network is a sophisticated computational problem requiring both advanced computers and extensive information processing. The DOCS is comprised of network management and control subsystems that are used as tools for managing the DSCS ground station and space communication payload assets. The DSCS must be operated and maintained at peak efficiency and maximum availability as it is often the only means of communication with deployed forces. The DOCS3 contract was awarded to Stanford Telecom in December 1996 by the U.S. Army Space Command. With the award of this contract, Stanford Telecom continues to provide on-site operations and maintenance support, software support, integrated logistics support, training, and depot support services at twelve worldwide sites. The contract consists of a one-year base and four one-year options, with a total base value if all options are exercised, of approximately $43.9 million. Option I was exercised during fiscal year 1998. Stanford Telecom has been the incumbent contractor for these services since 1981. In addition to these basic support tasks, the contract includes provisions which would allow the Government to increase the existing scope of the contract by adding tasks associated with system enhancements and system modifications, which may be required to extend the system's life expectancy.

         Universal Modem. Stanford Telecom was awarded a contract as a team member on the Rockwell Universal Modem System (UMS) Terminal Production Program. The UMS will provide Army, Air Force, and Joint Communications Support Element users with low data rate and medium data rate satellite communications capability using Super High Frequency (SHF), Defense Satellite Communications System (DSCS), NATO, and commercial satellites to include C and Ku bands. The initial contract, priced at $5.8 million is for the first article qualification testing and delivery of ten System Planning Computers for field operational test and evaluation. The UMS operates in the SHF band and will provide an interoperable digital voice and data satellite communications capability under jamming and scintillation for ground (fixed and transportable), airborne, and shipboard users. This system will enable satellite communications between the United States, United Kingdom, France, and other NATO forces. Deliveries are expected to commence during fiscal year 2000.

         Replacement BATSON (RBATSON). During fiscal year 1997, the Company was awarded the RBATSON contract by the U.S. Army which has a total value including options of $14.0 million. The RBATSON provides protection for the U.S. Army critical satellite commanding and data transmission. The RBATSON system which consists of a Key Generator/Data Processing Assembly chassis, a Frequency Generator/Radio Frequency Transmission chassis, and Maintenance Test Equipment and provides the capability for the Satellite Configuration Control Element
(SCCE) of the DOCS to interface with the DSCS satellites. Deliveries are expected to commence in fiscal 1999.

         Replacement Satellite Configuration Control Element. The Company was awarded a contract in fiscal year 1996 from the U.S. Army to provide the configuration control element in support of network management for the DSCS. The total value of this contract, including options, is approximately $21.7 million. Under this contract, the Company will provide the software and hardware necessary to fully configure, test, and deliver this element of the satellite system. The base contract is expected to be completed during fiscal 1999. Production options are expected to extend the contract's period of performance through the year 2001 although there can be no assurance that the Government will exercise options to procure additional production hardware.

         Single Channel Transponder Injection Subsystem (SCTIS). The Company has employed its spread spectrum technology in the design, production and installation of high performance anti-jam uplink transmission systems for the U.S. Air Force. These systems protect emergency messages being sent through the DSCS against jamming and interception. Since the program commenced in 1978, the Company has delivered twelve SCTIS systems plus spare parts to the U.S. Air Force. The Company has received numerous contract modifications requiring delivery of system enhancements, spares and additional support equipment. During fiscal year 1998, the Company completed deliveries on the twelve upgraded systems and an Enhanced Link Simulator. Delivery of the SCTIS upgraded spares is expected to be completed during fiscal 1999.

         Tracking and Data Relay Satellite Systems (TDRSS). The National Aeronautics and Space Administration (NASA) Tracking and Data Relay Satellites enable NASA to maintain global continuous communications with the space shuttle and NASA satellites, even when they are not in direct line-of-sight to tracking stations in the continental United States. The Company has been supporting NASA on the TDRSS Program since 1977. During fiscal year 1996, the Company was awarded a follow-on contract consisting of a one year base plus two one year options, with a total value including options of $21 million. During fiscal year 1998, the Government exercised an option which extends the contract through February 1999. The Company has several important roles in this billion dollar satellite system, including study and system engineering support, a major long-term subcontract to support TDRSS network control, prime contracts to develop and assess space/ground segment architectures for upgrading the TDRSS system, and assisting NASA in the deployment of a new TDRSS ground terminal in Guam. The Company is in the process of developing a variety of advanced products for communications via TDRSS. These advanced products include: Space Station Early Communication System; Software Programmable Advanced Receiver and Third Generation Beamforming System. The Company believes there may be market opportunities for these products or their derivatives; however, revenues from these products have not been material to date and there can be no assurance that these products will gain market acceptance.

         WorldSpace. The WorldSpace network, is a digital, multi-media satellite radio broadcasting service to the emerging and under-serviced regions of the world. By the end of the decade, WorldSpace is expected to have three satellites in orbit. The first, AfriStar is scheduled to be launched in late 1998, followed by AsiaStar and AmeriStar. Each satellite will deliver 80+ channels of crystal clear audio programming directly to portable receivers. This unique global service will transmit quality information, education and entertainment programming to a service area that includes 4.6 billion people. During fiscal year 1998, the Company signed a contract to develop the business and network management software, the WorldSpace Business System, which is the foundation of the business operations for the WorldSpace network. Recently the Company signed contracts with WorldSpace to provide development and system integration services, including incorporation of terrestrial repeaters, which are a critical component of the WorldSpace digital audio and multimedia satellite network. The total value of the current contracts is approximately $10.9 million.


Satellite Earth Terminals

         Global Broadcast Services (GBS) Satellite Terminal. During fiscal year 1998, the Company was awarded a contract with Hughes Information Technology, Inc., valued at $8.4 million, with options for an additional $9.6 million to support the Government's GBS Program. The GBS system operates at Ka and Ku bands with a throughput of 24 Mbps and provides the means to broadcast military photographs, video from unmanned aerial vehicles, and programming from the Armed Forces Radio and Television Network to our military forces overseas. As the provider of the GBS uplink ground stations, the Company will deliver three Primary Injection Point (PIP) terminals. Contract options provide for up to seven dual-band (Ka and Ku) Transportable Theater Injection (TTI) terminals, spares, and upgrades to the existing Joint-In-Theater Injection terminal;
however, there can be no assurance that the Government will fund Hughes to exercise the options.

         Digital Satellite Terminals. During fiscal year 1998, the Company was awarded a task order contract to provide a family of Defense Satellite
Communication System (DSCS) and INTELSAT-type approved Digital Satellite Terminal earth stations. The earth stations will range in size from 1.8 meters to 7.6 meters and will provide communications over a variety of commercial C and Ku band satellite networks as well as the DSCS network. The contract will expand the Company's current offering of complete earth stations, ranging in size from
1.0 to 11 meters in S, C, X, Ku, Ka, and military Ka (MILSTAR) bands. During fiscal year 1998, the Company received task orders valued at $7.4 million. The contract contains options which could increase the value to $25 million, however, there can be no assurance that the Government will exercise these options.

         Milstar  Satellite   Communications  Terminal.  The  Company  has  been
involved since 1981 in development of the U.S. Government's Milstar satellite communications program, designed to support stationary and mobile users in the joint military services in the 1990's and beyond. In addition to performing system engineering tasks, the Company has developed special test equipment in support of the Milstar program, including a subcontract for the Milstar EHF Test System to test the Milstar satellites in orbit. Presently, the Company is under contract to upgrade its Milstar Test

Terminals to support the Medium Data Rate communication capabilities being added to the Milstar Block II satellites. The Company was selected by Lockheed Martin Missiles & Space (Sunnyvale, CA), prime contractor for the Milstar satellites, to provide three of these transportable Milstar terminals for use on special on-orbit satellite test operations. The Company plans to deliver these terminals during fiscal year 1999.


Air Traffic Control System Modernization

         Automation and Communication System Engineering. Since 1984, the Company has been supporting a FAA program to upgrade and modernize the nation's air traffic control (ATC) and air transport navigation system. The Company's activities include ATC automation and communications system engineering and support to FAA special projects activities such as the relocation of the Chicago O'Hare ATC Tower Complex. The Company is also supporting the FAA in its acquisition of the new terminal area ATC automation system. The above activities are being performed under two separate Department of Transportation contracts: one to the FAA for support in the communications, navigation, surveillance, automation and weather areas which was awarded during fiscal year 1998 with a potential value of $10 million including options, and one to the Volpe National Transportation System for transportation, system engineering and R&D support.

         Satellite Based Air Traffic Control System. The Company was awarded a contract during fiscal year 1997 to support the FAA's implementation of a Global Positioning System (GPS) Wide Area Augmentation System (WAAS). The contract consists of a one-year base and two six-month options with a value after exercise of all options of $23 million. Through fiscal year 1998, the FAA had funded tasks totaling approximately $1.5 million. The Company has been supporting the WAAS Program since 1990. The FAA's WAAS Program is a central element of the FAA's plans to move toward a satellite based ATC System. The Company's support of WAAS has also included development of testbeds for related programs in Italy and Australia. As part of this work, the Company has supported an international flight between the U.S. and Italy that demonstrated international interoperability capabilities of WAAS. The Company believes that an international need exists for WAAS capabilities and it plans to pursue such opportunities as they arise.


Global Positioning Satellite (GPS) Design and Development

         GPS L-Band Test System. During fiscal year 1998, the Company was awarded a contract with a value of $5.6 million by Boeing North American to design and deliver factory test sets for the next generation Block IIF Global Positioning System Satellites. Each of the deliverable systems will be housed in equipment racks and consist of a combination of commercial test equipment and Company-designed equipment. The system will be used in Boeing's Seal Beach facility to provide extremely accurate measurements of critical L-Band signal parameters and satellite delays. Deliveries are expected to commence during fiscal year 1999.


Commercial Telecommunications Chip and Board Level Products

         Commercial Telecommunications Chip and Board Level Products. The Company designs, manufactures and markets a wide range of Application Specific Integrated Circuits (ASIC) and board level assemblies for a variety of commercial telecommunication applications. These products provide the digital signal processing required to transmit and receive information. The Company offers products for Phase Shift Key (PSK) modulation and demodulation, digital down conversion, the reception and transmission of spread spectrum information, forward error correction, adaptive equalization and direct digital frequency synthesis. Key market areas addressed by the Company include:

     - Cable/Internet Communications. Stanford Telecom has developed and patented the modulation/ demodulation technology required for the "upstream" (from the subscriber set-top box to the cable "headend") transmission of data over hybrid fiber/coax (HFC) networks. Products offered include the STEL-1109, a single-chip complete BPSK/QPSK (Bi-Phase Shift Key/Quadra-Phase Shift Key) modulator ASIC, specifically designed for the transmission of data from the subscriber to the headend and the STEL-9257, a Burst Demodulator board level assembly that provides demodulation of burst QPSK signals in the upstream environment. The Company is working with certain cable modem manufacturers which have incorporated the Company's products into their designs. In addition, during fiscal year 1998, the Company announced the STEL-2176 Cable Modem subscriber ASIC which is the world's first integrated upstream and downstream single chip solution for the primary cable modem standards MCNS and DAVIC. The Company believes it to be the highest performance, competitively priced solution in the market. It is designed specifically for reception and transmission of data over HFC cable communications networks-- receiving 16/64/256 QAM signals and sending QPSK & 16QAM modulated signals. Although revenues from these products have not been material to date, the Company believes that future revenues may increase if production orders are forthcoming.

     - Very Small Aperture Terminal (VSAT) Receiver Assemblies. The Company offers board level receiver assemblies for use in VSAT satellite systems. These digital demodulator assembly products are used for rural telephony, background music services and business data transmissions. The STEL-9258 Variable Bit Rate product can provide signal timing recovery, demodulation, down conversion, carrier tracking and forward error correction functions. During fiscal year 1998, the Company introduced the STEL-9260 which is the Company's first complete BPSK/QPSK modem. It is intended for use in systems where the combination of modulator and demodulator functions in a single package is important. Although revenues from the STEL-9260 has not been material to date, the Company believes revenues may be significant if production orders are forthcoming.

     - Catalog Products. The Company offers a wide range of ASIC and board level products providing various digital communications functions such as ASICs for spread spectrum wireless data links, a family of ASICs for forward error correction in communication links, and a series of numerically controlled oscillators and direct digital synthesizers for precise signal generation and control.


Commercial Electronic Contract Manufacturing

         During fiscal year 1993, the Company began to pursue opportunities in commercial contract manufacturing. In addition to producing its own products, the Company offers its contract manufacturing services to commercial customers. Revenues for the Company's contract manufacturing business amounted to approximately 17% of total revenues for fiscal year 1998. The Company's Sunnyvale, California manufacturing facilities received ISO-9001 certification during fiscal year 1996. During fiscal year 1998, approximately 17% of the Company's manufacturing activities were associated with the Company's own products. The Company expects to increase the amount of manufacturing of its own products, if orders for wireless broadband equipment are realized. The Company believes that sufficient capacity currently exists to meet future demands associated with the potential increase in manufacturing levels over the next two fiscal years.

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


Wireless Broadband Communications

         Wireless broadband communications, also called Local Multipoint Distribution System (LMDS), Multichannel/Multipoint Distribution System (MMDS) or "wireless cable", is a new technique for two-way transmission of high speed digital data using terrestrial microwave links to homes and offices. The Company has had an MMDS demonstration system operating in Sunnyvale, California since October 1996, and has performed demonstrations for a wide range of international and domestic customers. In addition, the Company received orders for two market trials for MMDS equipment and at fiscal year end deployment of these trial systems was underway. The Company believes that there is sizable interest in the telephony potential in offshore markets and a growing interest in providing both telephony and data services in the domestic market. The U.S. Wireless Cable Association has applied for authorization to use MMDS spectrum for two-way digital multimedia services, which will greatly enhance the business prospects for this technology. Recently, the Company installed 10 MMDS subscriber terminals as part of a technical trial system on the West Coast which is being used to test high speed data services. This trial uses 16 QAM downstream and QPSK upstream. Testing is expected to continue through the Summer of 1998, when telephony services are expected to be implemented at the test site. The Company is under contract to expand the number of subscriber terminals to approximately 150 in market tests of the services being offered.

         The Company's LMDS development continued throughout fiscal year 1998, with the pace accelerating as the fiscal year ended. The FCC auction was delayed until late in the fiscal year, but has now been completed. The Company is now conducting LMDS technology demonstrations and building field trial systems. The Company expects to deploy market trial systems in mid-fiscal year 1999, with production volumes expected to be ordered later in fiscal year 1999. These systems operate in the 28-31 GHz microwave frequency spectrum. At fiscal year end, two trial systems were deployed, one in Asia, and the other in the United States. Additional trial systems are on order for deployment in the second quarter of fiscal year 1999. The Company has entered into development and supplier agreements with two major communication systems integrators for LMDS equipment.


Satellite Personal Communications

         In recent years a number of worldwide satellite-based cellular systems have been proposed, and in some cases implementation has begun, including Inmarsat's ICO, Motorola's Iridium and Loral/Qualcomm's Globalstar. The Company had been carrying out research and development on the medium altitude Odyssey system being proposed by TRW/Teleglobe. During fiscal year 1998, TRW/Teleglobe announced that they would not proceed with the Odyssey Program. Notwithstanding, the Company believes that its proprietary version of the OCDMA (Orthogonal Code Division Multiple Access) waveform in transmission of voice data communications is applicable to other programs and is pursuing opportunities with other companies for the use of the waveform as well as development support. There can be no assurance that the Company will successfully produce revenues from satellite personal communication systems during fiscal year 1999, or at all.


OTHER BUSINESS

         Manufacturing

         Stanford Telecom's products are generally manufactured from standard components, its proprietary ASICs and other components or subsystems produced to the Company's specifications. Most of the Company's current products contain microprocessors for which proprietary software is designed and tested by the Company's engineers. The Company does not have a semiconductor foundry or fabrication facility. For the production of ASICs, the Company contracts with companies that have foundry capability, including Lucent Technology Inc., and Amercian Microsystems Inc.

         In many cases only a single source is available for specific components, and thus there is a risk of delay in delivering finished systems within contractual schedules. The Company attempts to minimize this risk by securing second sources, finding alternate technologies to perform the same function and maintaining adequate inventories of single source components. To date, the Company has experienced no material adverse impact due to component unavailability, product returns or contract renegotiations. Many of the Company's products are covered by a 90-day to one-year warranty under which the Company will repair or replace defective parts. To date, warranty expense has not been significant.

         Marketing and Customers

         The Company markets its products and services to agencies of the U.S. Government, prime contractors to these agencies and an increasing number of commercial customers. The Company's marketing is conducted by its management and technical staff, and in the case of its commercial business, domestic and international sales representatives are also utilized. The Company's marketing efforts for its government business consist of responding to requests for proposals and solicitations for bids from U.S. Government agencies or prime contractors to these agencies and direct marketing of its off-the-shelf, standardized products. The Company markets its ASICs and commercial products primarily through its direct sales personnel consisting of 9 full-time employees, 18 independent sales representative locations covering the U.S. and Canada and 27 other independent sales representative offices covering other international territories. The Company also places advertisements for commercial products, particularly its Wireless Broadband (LMDS/MMDS) and ASIC products, in a number of trade magazines and participates in trade shows and industry symposiums. In some cases, the major communication system integrators who are pursuing wireless broadband opportunities market the Company's' products directly to the service providers. The Company may be requested to support these marketing activities from time to time.

         During fiscal years 1998, 1997 and 1996 approximately 62%, 59% and 54%, respectively, of the Company's revenues were attributable to contracts with numerous agencies of the U.S. Government. No single contract accounted for more than 10% of revenues during fiscal years 1998, 1997 or 1996. Some of the Company's U.S. Government sales are made under letter contracts in which the final contract price is agreed upon after work has begun. To date, the Company has had a small amount of revenue from international customers. Such sales are often subject to U.S. State Department approval and export license requirements.

         Competition

         Competition is intense among providers of digital telecommunications equipment, products and services. In the Company's government business, competitors include major defense contractors, telecommunications equipment and electronics firms, and systems integrators, most of which have significantly greater financial, marketing and operating resources than the Company, as well as broader product lines and technological capabilities. As a result of reduced defense spending by the U.S. and other governments, competition has become more intense in the Company's government business. Although no single competitor competes with the Company in all of its product lines, a number of competitors such as Harris Corporation, Loral-Space, Lockheed-Martin, TRW, BDM, Hughes, CSC, Broadcom Corporation, Hitachi, and Rockwell International compete with the Company in various market segments. Certain of the Company's customers have technological capabilities in the Company's product areas and could choose to develop and manufacture certain products themselves rather than purchase from suppliers such as the Company. As the Company continues to transition to more commercial business, it expects to face new and increasing competition with respect to its commercially oriented products and services. The Company believes that, in its highly specialized technical environment, price, performance, reputation, reliability, on-time delivery and customer support are the primary competitive factors among companies having similar technical capabilities.

         Backlog and Bookings

         Funded backlog includes: (i) projects and orders covered by signed contracts for which the government has specifically allocated funding; and (ii) purchase orders from commercial customers. The Company's backlog is largely attributable to agencies of the U.S. Government. In the case of certain long-term contract awards, the U.S. Government typically makes the funds available over the life of the contract as opposed to the time of the contract award. In such cases the Company reports as funded bookings only the amount of the funds specifically allocated and the resultant backlog as funded backlog. The Company does not include unexercised options in backlog. The Company's funded bookings for fiscal 1998 and 1997 were $163.0 million and $168.5 million, respectively, and the Company's backlog at the end of fiscal 1998 and 1997 was $93.6 million and $83.9 million, respectively. At March 31, 1998 backlog from the Company's government and commercial businesses were approximately $59.3 million and $34.3 million, respectively. There can be no assurance that funded backlog will be completed and booked as revenue. The Company's contracts typically contain contingency provisions permitting termination by the customer at any time. Cancellation of pending contracts or termination or reductions of contracts in progress may have a material adverse effect on the Company's results of operations.

         Research and Development

         The telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products. The Company believes that its continued success depends in large part on its ability to develop new and enhanced digital telecommunications products. The Company conducts extensive research, development and engineering activities with the objective of developing products and systems that provide for cost-effective, digital wireless telecommunications and high-quality satellite communications. Since its inception, the Company has developed a number of innovative and proprietary digital telecommunications technologies through a combination of customer and internally funded research and development. Company-funded expenditures for research and development including bid and proposal activities for fiscal years 1998, 1997, and 1996 were approximately $13.6 million, $11.9 million and $8.4 million, respectively, which represented 8.9%, 7.1%, and 5.8% of total revenues, respectively.

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

         The Company continually seeks to develop new products for commercial applications to leverage its leading digital telecommunications technologies that have been funded through many military and government research and development contracts since the early 1970's. Over the last two years, the Company has significantly increased its level of independent research and development expenditures. This increase is necessary to successfully develop competitive products for the commercial telecommunications market. During fiscal year 1998 approximately $10.0 million, or 72% of the Company's R&D was invested in these strategic commercial initiatives. The Company has applied much of its research and development expenditures to commercial products and initiatives in the areas of wireless and cable broadband communications.

         Employees

         As of March 31, 1998, the Company employed 969 full-time and 24 part-time employees and 13 professional consultants. Of the full-time employees, 564 are in technical operations, 124 in manufacturing operations, 120 in management, 99 professional non-technical, and 62 in support positions. The majority of the Company's employees are highly skilled technical personnel. Several are nationally known leaders in the field of digital telecommunications. Over 612 employees hold advanced degrees, including approximately 39 with doctoral degrees. None of the employees are represented by a labor union and the Company has never had a work stoppage. The Company believes its employee relations to be good. Due to the nature of the Company's business, a large number of its technical employees must obtain security clearances from the U.S. Government, which limits the available pool of eligible candidates for such positions to those who can satisfy prerequisites for such clearances.

         Patents and Proprietary Rights

         The success of the Company's business depends in part upon its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. Although the Company has obtained patents covering certain of its technologies, it believes that the ownership of patents has not generally been a significant factor in its government business and that its success depends primarily on innovative skills, technical competence, and the marketing and managerial abilities of its personnel. The Company relies on a combination of trade secrets, copyrights, patents, nondisclosure agreements and technical measures to protect its proprietary rights in its products and technology. Such protection may not preclude competitors from developing products with features similar to the Company's products. The Company believes that patents will play an increasingly important role in its commercial business and during the past two years the Company has received or filed for approximately 70 patents with the U.S. Patent and Trademark Office. The Company expects it will continue to aggressively pursue additional patents to protect its intellectual property.

The  Company   requires  its  employees  to  execute   proprietary   rights  and
nondisclosure agreements and to maintain the confidentiality of the Company's proprietary information.

         Government Regulation

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

         Forward Looking and Cautionary Statements

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

         In particular, the Company believes that the following factors could impact forward-looking statements made herein or in other written or oral releases and by hindsight, prove such statements to be overly optimistic and unachievable:

       1. Future revenues on government contracts, including contracts in progress, are subject to reduction or cancellation without prior notice at the convenience of the U.S. Government. Budgetary constraints and changes in spending priorities in government agencies such as the Department of Defense, NASA, and the FAA in the past have resulted in sudden program changes, reductions or cancellations and such conditions are expected to continue.

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

       3. The Company's basic strategy is to employ its technology in wireless telecommunications and digital signal processing in the commercial environment, generally as components or subsystems in the product or service offerings for large telecommunications companies. The transition from a government contracts focus to commercial development will expose the Company to certain business risks not previously encountered. Of greatest significance will be the success of the Company's customers in marketing the products or services for which the Company provides key technology components, or subsystems. A successful product development effort will not produce meaningful long-term revenues or profits for the Company unless its customer obtains market acceptance of its end product or service. Factors such as system price, competitive pressures, consumer demand and the like will impact the customer's and the Company's level of commercial success. In addition, even if a product or service achieves commercial success, the Company will experience the continued risk that the customer will develop or obtain lower cost alternatives to the Company's products or technical solutions.

       4. Most of the Company's material contracts are awarded to the Company with options to extend the contracts. A contracting party's decision regarding the options particularly in the case of government contracts, can be based on numerous factors, events and circumstances which may be outside the control of the contracting party and which are difficult to predict. For example a change in government priorities, budgets and or technologies. The Company has little or no control over whether these options are exercised.

       5. The Company's Commercial Manufacturing Division has grown significantly since being established in 1993. The Division provides manufacturing services to producers of electronics and medical products on either an inventory consignment or turnkey basis. The contract manufacturing business is subject to wide swings in demand, is price sensitive and extremely competitive. In addition, to the extent inventory is purchased in anticipation of future contracts, the failure to obtain such contracts can lead to a reduction in the value of such inventory. The Company's Commercial Manufacturing Division does not generally operate with long-term contracts and is often required to bid each new job even for major customers.

       6. Many of the components incorporated in the Company's commercial products, including all semiconductor components, are purchased from third party vendors. Certain key components are sole sourced. From time to time, the Company
may  experience   significant  delays  in  component
availability which could adversely impact its ability to make timely deliveries to its customers. Such events could cause expected revenues to be delayed and the possible loss of future orders.


ITEM 2.  PROPERTIES

         The Company's headquarters and principal engineering and manufacturing facilities are currently located in four adjacent buildings in Sunnyvale, California where it leases approximately 172,000 square feet. The Company's Sunnyvale facility leases will expire in the year 2000. The leases contain options for renewal under terms and conditions to be negotiated at the time of expiration. The Company also leases approximately 84,000, 46,400, 39,900,
30,900, 15,300, 11,300, and 8,000 square feet of office space in Reston, Virginia, Colorado Springs, Colorado, Ashburn, Virginia, Annapolis Junction, Maryland, Lowell, Massachusetts, Seabrook, Maryland, and Tinton Falls, New Jersey, respectively, which space is used primarily for the performance of study, system engineering and hardware contracts. The Ashburn, Reston, Annapolis Junction, Colorado Springs, Tinton Falls, Lowell, and Seabrook leases expire in 2008, 2006, 2003, 2002, 2002, 2001 and 2001, respectively. The Company believes its current facilities are suitable and adequate for the Company's operations over the next fiscal year.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect on its financial position or results of operations.

         In December 1996, the Company filed an action against Broadcom Corporation alleging that certain Broadcom product(s) infringe a patent owned by the Company. The complaint seeks an injunction against Broadcom Corporation, as well as the recovery of monetary damages. Broadcom Corporation has asserted a counterclaim requesting relief and has asserted that they do not infringe the patent. The Company and Broadcom Corporation are currently in discovery. A claims construction hearing was completed in April 1998 and an order regarding claims construction was filed by the Court on June 10, 1998. A trial date has not yet been set.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.


CORPORATE OFFICERS OF THE COMPANY

         Set forth below are the names and ages of the executive officers of the Company, their principal occupations at present and for the past five years, certain directorships held by each, and the term of office with the Company.

Dr. James J. Spilker, Jr. (age 64), a founder of the Company, has been Chairman of the Board since 1983. He served as President and Chief Executive Officer of the Company from August 1981 to June 1995. Since June 1995, Dr. Spilker also has been serving as Principal Scientist for the Company.

Dr. Val P. Peline (age 67) was elected as a Director of the Company in October 1985. Dr. Peline joined the Company as its President and Chief Executive Officer effective June 5, 1995. Dr. Peline served as President of the Electronic Systems Group, a division of Lockheed Corp., from 1987 until he retired from such position in March 1995. Dr. Peline had been President of the Lockheed Space Division from 1984 to March 1987.

Mr. Leonard Schuchman (age 61) was elected as a Director of the Company in April 1985. Mr. Schuchman joined the Company in January 1976 and became Vice President in February 1977. He is responsible for directing the Company's Communications and Navigation Systems Operation.

Mr. Ernest L. Dickens, Jr. (age 51) joined the Company in October 1981. From April 1990 to October 1995 he directed the Company's Government Systems Services operation. Mr. Dickens was elected Vice President in November 1995 and currently directs the Company's Satcom Ground Systems operation.

Mr. Bronic C. Knarr (age 52) joined the Company in November 1988. From November 1988 to April 1992 Mr. Knarr held various management positions at the Company in support of key programs. From April 1992 to September 1995 Mr. Knarr directed the Company's Satellite Communications operations. In September 1995 Mr. Knarr was appointed director of the Company's Manufacturing and Quality Assurance operation and was elected Vice President in November 1995.

Dr. John E. Ohlson (age 58) joined the Company in March 1981 as Director of Telecommunications Programs Operations and became Vice President in January 1982. In February 1991 he was named Director of Military Ground Terminals. Dr. Ohlson directed the Satellite Communications Group from June 1992 to November 1994. Dr. Ohlson was named as the Company's Chief Technical Officer in November 1994 and currently directs the Company's Satellite Personal Communications Operation.

Mr. Gary S. Wolf (age 47) joined the Company in May 1978 and was elected Vice President, Chief Financial Officer, Secretary and Treasurer in December 1984. In January 1997 he was promoted to Executive Vice President.

Mr. Jerome F. Klajbor (age 42) joined the Company in February 1989. Mr. Klajbor served as a Contracts Manager for the Company from 1989 to 1991. From 1991 to 1996, Mr. Klajbor served as Director and subsequently Vice President of Administration and Finance for the Company's Communication Navigation Systems Operation. He was appointed Vice President and Chief Financial Officer of the Company in January 1997.

                                     PART II

ITEM 5. - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Incorporated by reference from page 36 of the Company's 1998 Annual Report to Stockholders.


ITEM 6.  SELECTED FINANCIAL DATA

Incorporated by reference from page 35 of the Company's 1998 Annual Report to Stockholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from pages 22 through 25 of the Annual Report to Stockholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements of Stanford Telecommunications, Inc. as of March 31, 1998 and March 31, 1997 and for each of the three years in the period ended March 31, 1998 and the report of independent public accountants thereon are incorporated by reference from pages 26 through 34 of the Annual Report to Stockholders. See Part IV, Item 14(a).


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Election of Directors-Information with Respect to Nominees and Directors" beginning on page 2 of the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference and made a part hereof in response to the information required by this item. In addition, certain information pertaining to executive officers of the Company is set forth on pages 12-13 hereof.


ITEM 11. EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" beginning on page 5 of the Proxy Statement is incorporated herein by reference and made a part hereof in response to the information required by this item.


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

Inapplicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following report, financial statements and other information are incorporated by reference from the Annual Report to stockholders and form a part of this report:

                                                                Reference Page
                                                              ------------------
                                                              1998
                                                              Annual
                                                              Report   Form 10-K
                                                              ------   ---------
1.    Financial Statements.

      Report of Independent Public
      Accountants                                              26

      Statements of income for each
      of the three years in the period
      ended March 31, 1998                                     26

      Balance sheets at March 31, 1998 and
      March 31, 1997                                           27

      Statements of shareholders' equity for
      each of the three years in the period
      ended March 31, 1998                                     28

      Statements of cash flow for each of
      the three years in the period ended
      March 31, 1998                                           29

      Notes to financial statements                            30

2.    Financial Statement Schedules

      Report of Independent Public Accountants on Schedules                21
      Schedule II - Valuation and Qualifying Accounts                      22

         All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

         With the exception of such information in the 1998 Annual Report to Stockholders specifically incorporated herein by reference, the 1998 Annual Report to Stockholders is not deemed "filed" as part of this report.

3.       Exhibits.

Exhibit Number                    Description
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

10.2*(1)       1982 Stock Option Plan, as amended, and form of Agreements.

10.3*(3)       1992 Employee Stock Purchase Plan.

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

10.9           Second  Amendment to the "Credit  Agreement"  dated  December 12,
               1997.

10.10          Office  lease  Agreement  for  45145  Research  Place,   Ashburn,
               Virginia dated June 17, 1997 between the Company and Opus East, LLC a Delware limited liability company.

10.11 Rider No. three (3) to consolidated, amended and restated deed of lease agreement dated May 15, 1998, between the Company and A&A Fairfax Four L.L.C.

13.1(7) Annual Report to Stockholders for the fiscal year ended March 31, 1998.

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


                                             STANFORD TELECOMMUNICATIONS, INC.


Dated: June 24, 1998                         /s/ James J. Spilker, Jr.
                                             ------------------------------
                                             James J. Spilker, Jr.
                                             Chairman of the Board


POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James J. Spilker, Jr. and Jerome F. Klajbor and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                                           Title                                    Date
      ---------                                           -----                                    ----
/s/ James J. Spilker, Jr.                   Chairman of the Board                            June 19, 1998
-------------------------
James J. Spilker, Jr.



/s/ Val P. Peline                           President (Principal Executive                   June 20, 1998
-----------------                           Officer) and Director
Val P. Peline



/s/ Jerome F. Klajbor                       Vice President and Secretary,                    June 19, 1998
---------------------                       (Principal Financial
Jerome F. Klajbor                           and Accounting Officer)




/s/ Michael Berberian                       Director                                         June 19, 1998
---------------------
Michael Berberian



/s/ John W. Brownie                         Director                                         June 22, 1998
-------------------
John W. Brownie



/s/ Leonard Schuchman                       Vice President and Director                      June 22, 1998
---------------------
Leonard Schuchman



/s/ C.J. Waylan                             Director                                         June 22, 1998
---------------
C. J. Waylan

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULES

To Stanford Telecommunications, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Stanford Telecommunications, Inc.'s annual report to stockholders incorporated by reference in this Form l0-K, and have issued our report thereon dated April 22, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed at Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     /s/ Arthur Andersen LLP
                                                     -----------------------
                                                     ARTHUR ANDERSEN LLP


San Jose, California
April 22, 1998

                                   SCHEDULE II

                        STANFORD TELECOMMUNICATIONS, INC.
                        Valuation and Qualifying Accounts
                        Three years ended March 31, 1998
                                 (In Thousands)



Allowance for doubtful accounts


                        Bal. at Beg.    Charged to      Bad Debts    Bal. at End
               Year      of Period       Expense       Written Off    of Period
               ----     -----------     ----------     -----------   -----------
               1996        $  650        $  468         $ (198)        $  920
               1997        $  920        $  135         $  (32)        $1,023
               1998        $1,023        $ (290)        $  (22)        $  711