Form 10-Q
period 1998-06-30
STANFORD TELECOMMUNICATIONS INC
filed 1998-08-07
CIK 725727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to__________________

Commission file number 001-11473

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

                         13,005,829 as of July 23, 1998

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        STANFORD TELECOMMUNICATIONS, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements have been prepared in all material respects in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Stanford Telecommunications, Inc. 1998 Annual Report.

The results of operations for the first three months of fiscal year 1999 ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year ending March 31, 1999.

                        STANFORD TELECOMMUNICATIONS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (in thousands, except per share amounts)



                                                              Three Months
                                                             Ended June 30,
                                                         -----------------------
                                                           1998           1997
                                                         -------        -------
Revenues                                                 $44,362        $35,331

Cost of revenues                                          34,919         26,430
                                                         -------        -------

    Gross profit                                           9,443          8,901

Expenses

    Research and development                               3,709          3,031
    Marketing and administrative                           4,712          4,251
                                                         -------        -------

       Total expenses                                      8,421          7,282

Operating income                                           1,022          1,619

Interest income                                              484            459
                                                         -------        -------

Income before provision for income taxes                   1,506          2,078

Provision for income taxes                                  (467)          (696)
                                                         -------        -------

       Net income                                        $ 1,039        $ 1,382
                                                         =======        =======

Earnings per share - basic and diluted                   $  0.08        $  0.11
                                                         =======        =======
Weighted average number of common
     and potential common shares outstanding:
       Basic                                              12,976         12,841
                                                         =======        =======
       Diluted                                            13,171         13,073
                                                         =======        =======




See accompanying notes

                        STANFORD TELECOMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share amount)

ASSETS                                                                         June 30,       March 31,
                                                                                 1998            1998
                                                                              -----------     -------
    Current assets:                                                           (Unaudited)
      Cash and cash equivalents                                               $  13,085       $  13,914
      Short-term investments                                                     21,574          19,493
      Accounts receivable                                                        21,969          26,958
      Unbilled receivables                                                       27,430          20,911
      Inventories, net of related progress billings                              14,071          14,276
      Prepaid expenses and other                                                  4,576           1,919
                                                                              ---------        --------
        Total current assets                                                    102,705          97,471
                                                                              ---------        --------

    Property and equipment at cost:
      Electronic test equipment                                                  47,904          46,768
      Furniture and fixtures                                                      3,932           3,887
      Leasehold improvements                                                      4,103           3,996
                                                                              ---------        --------
                                                                                 55,939          54,651
      Less:  Accumulated depreciation and amortization                          (41,946)        (40,516)
                                                                              ---------        --------
        Net property and equipment                                               13,993          14,135
                                                                              ---------        --------
      Other assets                                                                  586             535
                                                                              ---------        --------
                                                                              $ 117,284       $ 112,141
                                                                              =========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Current maturities of long-term obligations                             $      39       $      44
      Accounts payable                                                           10,936          10,739
      Advance payments from customers                                             2,915           1,909
      Accrued liabilities                                                         9,354           8,218
      Accrued income taxes                                                        4,854           3,462
                                                                              ---------        --------
        Total current liabilities                                                28,098          24,372
                                                                              ---------        --------

    Long-term obligations, less current maturities                                   29              41
                                                                              ---------        --------
    Other long-term liabilities                                                     805             855
                                                                              ---------        --------

    Shareholders' equity:
      Common shares - par value $.01; 25,000 shares authorized
        Outstanding - 13,002 shares at June 30, 1998                                130             130
                    - 12,975 shares at March 31, 1998

      Paid-in capital                                                            42,799          42,359
      Retained earnings                                                          45,423          44,384
                                                                              ---------        --------
        Total shareholders' equity                                               88,352          86,873
                                                                              ---------        --------
                                                                              $ 117,284       $ 112,141
                                                                              =========        ========

See accompanying notes.

                        STANFORD TELECOMMUNICATIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                            Three Months Ended
                                                                                                 June 30,
                                                                                            ------------------
Cash flows from operating activities:                                                        1998         1997
                                                                                            ------       -----
    Net income                                                                              $ 1,039     $ 1,382
    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:
      Depreciation and amortization                                                           1,527       1,365
      Issuances of stock to employees under bonus and award plans                                 8           5
      Change in provision for losses on receivables, contracts and inventories                 (185)        140
      Loss on disposition of property and equipment                                              33           0
    (Increase) decrease in assets:
      Receivables billed and unbilled                                                        (1,324)      1,972
      Inventories                                                                               184      (1,320)
      Prepaid expenses and other assets                                                      (2,708)       (568)
    Increase (decrease) in liabilities:
      Accounts payable, advance payments, and accrued expenses                                2,339        (984)
      Other long-term liabilities                                                               (50)        (20)
      Accrued and deferred income taxes                                                       1,497        (617)
                                                                                            -------     --------
         Net cash provided by operating activities                                            2,360       1,355
                                                                                            -------     --------

Cash flows from investing activities:
      Proceeds from maturities (purchase) of short-term investments, net                     (2,081)     (2,713)
      Purchases of property and equipment                                                    (1,418)     (1,455)
                                                                                            --------    --------
         Net cash used in investing activities                                               (3,499)     (4,168)
                                                                                            --------    --------

Cash flows from financing activities:
      Payments on capital lease obligations                                                     (17)        (22)
      Proceeds from transactions under stock plans                                              327         427
                                                                                            --------    --------
         Net cash provided by financing activities                                              310         405
                                                                                            --------    --------

Net decrease  in cash and cash equivalents                                                     (829)     (2,408)

Cash and cash equivalents at beginning of period                                             13,914       8,235
                                                                                            --------    --------

Cash and cash equivalents at end of period                                                  $13,085     $ 5,827
                                                                                            ========    ========

See accompanying notes.

                        STANFORD TELECOMMUNICATIONS, INC.
          Notes to Condensed Consolidated Interim Financial Statements

                                   (Unaudited)
                                  June 30, 1998

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information.

2.   Fiscal Year

     The Company's fiscal year ending March 31, 1999 is comprised of one 14-week quarter (quarter ended June 30, 1998) and three 13-week quarters. Fiscal year ended March 31, 1998 was comprised of four 13-week quarters.

3.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and related indirect expenses.
     General and administrative costs are only included in inventory for government contracts, as such costs are reimbursed by the government.

     The components of inventory are as follows (in thousands):

                                                  June 30, 1998   March 31, 1998
                                                  -------------   --------------
     Work-in-progress                               $ 10,704         $ 11,176
     Finished goods                                    3,339            3,066
     Allocated general and administrative costs           48              136
     Less:  progress billings                            (20)            (102)
                                                    ---------        ---------
                                                    $ 14,071         $ 14,276
                                                    =========        =========


4.   Earnings per share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus dilutive potential common shares calculated in accordance with the treasury stock method. The Company's dilutive potential common shares are represented by shares issuable through the exercise of stock options. For the first quarter of fiscal 1999 and 1998 the dilutive potential common shares were approximately 195,000 and 232,000 respectively. Options to purchase approximately 455,000 and 260,000 weighted shares outstanding during the first quarter of fiscal 1999 and 1998, respectively were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during those periods. Basic and diluted earnings per share for the Company are substantially the same. Accordingly they have been reported together in the Statements of Income.

     TEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


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

Commencing in the late 1980's, the Company began to pursue commercial opportunities utilizing its digital telecommunications technology developed and enhanced by the Company since its inception. Commercial revenues have risen from less than 6% of total revenues in fiscal year 1989 to approximately 38% of total revenues in fiscal year 1998. During the first three months of fiscal year 1999, commercial revenues amounted to approximately 37% of the total revenues reported. The Company includes in commercial revenues sales of standard or off-the-shelf products to any customers, including government customers.

Over the past four years the Company has invested heavily in the development of a family of products to deliver telephone and data services over wireless broadband links. The high level of R&D expenses associated with the development of the wireless broadband family impacted the earnings results for the Company's base business over the past several years. In order to provide further detail as to the level of revenues, cost of revenues, and operating expenses incurred by the base business and the corresponding financial performance of the broadband wireless business, the Company established a wholly owned subsidiary, Stanford Wireless Broadband, Inc. in June 1998. In addition to providing financial visibility, the establishment of the subsidiary allows the Company's wireless broadband customers the benefit of working with a unique and separate entity dedicated to the broadband family of products. The table shown below provides a summary of the financial performance for the base business operations and Stanford Wireless Broadband, Inc. for the three months ended June 30, 1998.

                                                   BASE             STANFORD
                                                 BUSINESS           WIRELESS
                                                OPERATIONS       BROADBAND, INC.
                                                ----------       ---------------
  Revenues from unaffiliated customers            $34,810             $9,552

  Cost of revenues                                 26,661              8,258
                                                  -------            -------
     Gross profit                                   8,149              1,294
  Expenses
     Research and development                         990              2,719
     Marketing and administrative                   3,058              1,654
                                                  -------            -------
        Total expenses                              4,048              4,373
                                                  -------            -------
  Operating income (loss)                         $ 4,101            $(3,079)
                                                  =======            =======

For the first quarter of fiscal year 1999, the base business organization achieved revenues and earnings from operations of $34.8 million and $4.1 million, respectively. The Company's newly formed subsidiary achieved revenues of $9.6 million and recorded a $3.1 million loss from operations. The revenues for the base business consisted of $28.0 million and $6.8 million of Government and commercial revenues, respectively. First quarter fiscal year 1999 revenues for the subsidiary consisted primarily of commercial contract manufacturing revenues amounting to $8.1 million. The operating loss incurred by the subsidiary during the first quarter of fiscal year 1999 was primarily the result of the large investment in development and marketing of the wireless broadband products.

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

Cautionary Statements

In the interest of providing the Company's shareholders and potential investors with certain Company information, including management's assessment of the Company's future potential, certain statements set forth herein (a) contain or are based on projections of revenue, income, earnings per share and other financial items or (b) relate to management's future plans, expectations, and objectives or to the Company's future economic performance. Such statements are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933, as amended, and in Section 21E(i) of the Securities Exchange Act of 1934, as amended.

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


Quarterly Results

    The following table presents the Company's consolidated financial results by quarter for fiscal 1998 and the first quarter of fiscal 1999. The Company's fiscal year ending March 31, 1999 is comprised of one 14-week quarter
    (quarter ended June 30, 1998) and three 13-week quarters.  Fiscal year ended
    March 31, 1998 was comprised of four 13-week quarters. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                  Quarter Ended
                          Statement of Operations Data
                      (in thousands, except per share data)
                                                               Fiscal 1998                     Fiscal 1999
                                                     ----------------------------------------- -----------
                                                     June 30   Sept. 30    Dec. 31     Mar. 31   June 30
                                                     -------   --------    -------     -------   -------
    Revenues                                         $35,331    $36,838    $40,713     $40,378    $44,362
    Cost of revenues                                  26,430     27,465     30,778      31,956     34,919
                                                     -------    -------    -------     -------    -------
     Gross profit                                      8,901      9,373      9,935       8,422      9,443
                                                     -------    -------    -------     -------    -------

    Expenses:
     Research and development                          3,031      3,868      3,814       2,934      3,709
     Marketing and administrative                      4,251      4,602      4,463       4,005      4,712
                                                     -------    -------    -------     -------    -------
       Total expenses                                  7,282      8,470      8,277       6,939      8,421

    Operating income                                   1,619        903      1,658       1,483      1,022
      Interest income                                    459        492        502         443        484
                                                     -------    -------    -------     -------    -------
      Income before provision for income taxes         2,078      1,395      2,160       1,926      1,506

    Provision for income taxes                          (696)      (467)      (583)       (597)      (467)
                                                     -------    -------    -------     -------    -------
         Net income                                  $ 1,382    $   928    $ 1,577     $ 1,329    $ 1,039
                                                     =======    =======    =======     =======    =======
    Net income per share-Basic and diluted           $  0.11    $  0.07    $  0.12     $  0.10    $  0.08
                                                     =======    =======    =======     =======    =======
    Weighted average number of common
       and potential common shares outstanding
         Basic                                        12,841     12,888     12,927      12,953     12,976
                                                     =======    =======    =======     =======    =======
         Diluted                                      13,073     13,219     13,226      13,199     13,171
                                                     =======    =======    =======     =======    =======

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

Comparison of the First Quarter Ended June 30, 1998 and 1997

Revenues. Revenues were $44.4 million and $35.3 million for the first quarter of fiscal years 1999 and 1998, respectively, representing an increase of approximately 26%. Government revenues during the first quarter of fiscal 1999, which constitute the majority of the base business revenues, totaled $28.0 million, an increase of 30% from Government revenues of $21.6 million recorded for the first quarter of fiscal year 1998. Commercial revenues associated with the base business decreased during the first quarter of fiscal year 1999 to $6.8 million from $8.7 million recorded during the first quarter of fiscal year 1998. The decrease was mainly attributable to a $1.8 million decrease in revenues from the sale of commercial telecommunication chip and board level products. The revenues for the Company's commercial electronic contract manufacturing business which is included in the Company's newly formed subsidiary, Stanford Wireless Broadband, Inc., totaled $8.1 million for the first quarter of fiscal year 1999, an increase of 93% from contract manufacturing revenues of $4.2 million recorded during the first quarter of fiscal year 1998. The Company does not expect contract manufacturing revenues to continue to increase at that rate.

Cost of Revenues. Cost of revenues were $34.9 million and $26.4 million for the first quarter of fiscal 1999 and 1998, respectively, representing a 32% increase. The increase is attributable to a higher revenue base experienced during the first quarter of fiscal 1999 compared to the first quarter of the previous fiscal year. The decrease in the gross margin percentage from 25% in the first quarter of fiscal year 1998 to 21% in the first quarter of fiscal year 1999 can be mainly attributed to an increase in lower margin commercial electronic manufacturing revenues which are included in the Company's newly formed subsidiary, Stanford Wireless Broadband, Inc., and a decrease in higher margin fixed price contracts. Gross margins for the Company's base business and newly formed subsidiary were 23% and 13%, respectively.

Research and Development. During recent quarters, the Company has focused its available research and development funds on the development of commercial products. Research and development expenses, including bid and proposal expenses were $3.7 million and $3.0 million during the first quarter of fiscal 1999 and 1998, respectively. Excluding bid and proposal expenses, the Company's research and development expenses applied to the development of its products were $3.2 million and $2.4 million during the first quarter of fiscal 1999 and 1998, respectively. Approximately $2.7 million of the research and development expenses in fiscal 1999 were associated with the wireless broadband development efforts being performed by the Company's new subsidiary, Stanford Wireless Broadband, Inc. The Company expects fiscal year 1999 research and development expenses to be approximately equal to that incurred during fiscal year 1998.

Marketing and Administrative. Marketing and administrative expenses were $4.7 million and $4.3 million for the first quarter of fiscal 1999 and 1998, respectively. The increase is primarily due to an additional week of payroll costs, increased marketing expenses in pursuit of commercial opportunities, and increased legal expenses associated with a patent infringement case brought by the Company.

Operating Income. Operating income was $1.0 million and $1.6 million for the first quarter of fiscal year 1999 and 1998, respectively. The decrease in operating income during the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998 was significantly due to the increase in research and development expenses associated with the wireless broadband development effort and an increase in marketing and administrative expenses.

Interest Income. Interest income for the first quarter of fiscal 1999 remained significantly unchanged at approximately $0.5 million.

Provision for Income Taxes. Provision for income taxes was $467 thousand and $696 thousand for the first quarter of fiscal years 1999 and 1998, respectively. This represents a provisional tax rate of 31.0% and 33.5% for the first quarter of fiscal 1999 and 1998, respectively. The decrease in the effective tax rate was primarily from increased Research and Development (R&D) tax credits and other state income tax credits. The effective tax rate for all of fiscal year 1998 was 31%. The Company expects its provisional tax rate to remain at approximately 31.0% throughout fiscal year 1999.

Bookings and Backlog

Funded bookings were $43.0 million and $45.3 million for the first quarter of fiscal 1999 and 1998, respectively. The Company's backlog at the end of the first quarter of fiscal 1999 was $92.2 million compared to $93.9 million at the end of the first quarter of fiscal 1998.

Liquidity and Capital Resources

Working capital increased from $73.1 million to $74.6 million at March 31, 1998 and at June 30, 1998, respectively, due significantly to an increase in receivables resulting from increased revenues.

During the first quarter ended June 30, 1998, $2.4 million of cash was provided by operations, compared to $1.4 million during the first quarter ended June 30, 1997. This increase resulted primarily from advance payments from customers.

The Company has a bank credit commitment of $15.0 million, which it can utilize to augment cash flow needs and to secure standby letters of credit. Available borrowings under this line at June 30, 1998 were $15.0 million. Under this line of credit the Company must maintain certain financial covenants. The Company was in compliance with all covenants as of June 30, 1998. The credit agreement expires on December 18, 1998. At June 30, 1998, the Company's long term obligations (including current maturities) and other long-term liabilities totaled approximately $0.9 million. At June 30, 1998, cash and cash equivalents of $13.0 million were substantially held in money market accounts, and short-term investments of $21.6 million were held in U.S. treasury instruments with maturities not exceeding 365 days.

The Company believes that its current cash position, funds generated from operations and funds available from its existing bank credit agreement, will be adequate to meet the Company's requirement for working capital, capital expenditures and debt service for the next several fiscal quarters.

Year 2000 Issues

The Company is in process of identifying anticipated costs, problems and uncertainties associated with making both the Company's products as well as internal-use software applications Year 2000 compliant. In general, the Company plans to resolve Year 2000 issues associated with its own products either through Company and/or customer paid upgrades. In the case of third party, internal-use software, the Company is planning to obtain Year 2000 compliance certifications from the suppliers and where necessary, replace or upgrade those software packages which are not compliant. Although management does not expect year 2000 issues to have a material impact on its business or future results of operations, there can be no assurances that there will not be interruptions or other limitations of system functionality or that the Company will not incur significant costs to avoid such interruptions or limitations.

PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 24, 1998 the Company held its annual meeting of stockholders. The following directors were elected to serve for the ensuing year: No director received less than 96% of the shares voted.

                             Michael Berberian
                             John W. Brownie
                             Dr. Val P. Peline
                             Leonard Schuchman
                             Dr. James J. Spilker, Jr.
                             Dr. C. J. Waylan

In addition, the stockholders approved an Amendment to the Employee Stock Purchase Plan which increased the number of shares available for issue under the Plan from 400,000 to 700,000. The shares were voted as follows:

          For-11,046,780     Against-320,865      Abstain-49,758.

Finally, Arthur Andersen LLP was ratified as the Company's independent auditors for the current fiscal year. The shares were voted as follows:

          For-11,361,512     Against- 6,635       Abstain-39,656.

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

August 7, 1998