Form 10-Q
period 1998-09-30
STANFORD TELECOMMUNICATIONS INC
filed 1998-11-13
CIK 725727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
 (Mark One)
 [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

 [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ---------------   ------------------
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

                        12,973,404 as of October 30, 1998

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

The results of operations for the six months of fiscal year 1999 ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year ending March 31, 1999.

                        STANFORD TELECOMMUNICATIONS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (in thousands, except per share amount)


                                          Three Months Ended               Six Months Ended
                                              September 30,                   September 30,
                                       ------------------------        ------------------------
                                          1998            1997            1998           1997
                                       --------        --------        --------        --------
Revenues                               $ 40,705        $ 36,838        $ 85,067        $ 72,169

Cost of revenues                         32,724          27,465          67,644          53,894
                                       --------        --------        --------        --------

    Gross profit                          7,981           9,373          17,423          18,275

Expenses

    Research and development              3,417           3,868           7,126           6,899
    Marketing and administrative          4,485           4,602           9,197           8,854
                                       --------        --------        --------        --------

       Total expenses                     7,902           8,470          16,323          15,753

Operating income                             79             903           1,100           2,522

Interest income, net                        417             492             901             951
                                       --------        --------        --------        --------

Income before provision
    for income taxes                        496           1,395           2,001           3,473

Provision for income taxes                 (154)           (467)           (620)         (1,164)
                                       --------        --------        --------        --------

       Net income                      $    342        $    928        $  1,381        $  2,309
                                       ========        ========        ========        ========

     Basic shares outstanding            12,993          12,888          12,984          12,865
     Basic EPS                         $   0.03        $   0.07        $   0.11        $   0.18
                                       ========        ========        ========        ========

     Diluted shares outstanding          13,122          13,219          13,146          13,153
     Diluted EPS                       $   0.03        $   0.07        $   0.11        $   0.18
                                       ========        ========        ========        ========

See accompanying notes

                        STANFORD TELECOMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share amount)

ASSETS                                                                             September 30,     March 31,
                                                                                        1998            1998
                                                                                    ----------       ---------
    Current assets:                                                                  (Unaudited)

      Cash and cash equivalents                                                     $   22,793       $  13,914
      Short-term investments                                                             7,868          19,493
      Accounts receivable                                                               25,612          26,958
      Unbilled receivables                                                              25,350          20,911
      Inventories                                                                       13,323          14,276
      Prepaid taxes and other                                                            4,979           1,919
                                                                                    ----------       ---------
         Total current assets                                                           99,925          97,471
                                                                                    ----------       ---------
    Property and equipment at cost:
      Electronic test equipment                                                         49,222          46,768
      Furniture and fixtures                                                             4,005           3,887
      Leasehold improvements                                                             4,174           3,996
                                                                                    ----------       ---------
                                                                                        57,401          54,651
      Less:  Accumulated depreciation and amortization                                 (43,249)        (40,516)
                                                                                    ----------       ---------
         Net property and equipment                                                     14,152          14,135
                                                                                    ----------       ---------
    Other assets                                                                           809             535
                                                                                    ----------       ---------
                                                                                      $114,886        $112,141
                                                                                    ==========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Current maturities of long-term obligations                                   $       57       $      44
      Accounts payable                                                                   8,953          10,739
      Advance payments from customers                                                    3,131           1,909
      Accrued liabilities                                                                9,026           8,218
      Accrued and current deferred income taxes                                          4,356           3,462
                                                                                    ----------       ---------
         Total current liabilities                                                      25,523          24,372
                                                                                    ----------       ---------

    Long-term obligations, less current maturities                                          80              41
                                                                                    ----------       ---------
    Other long-term liabilities                                                            695             855
                                                                                    ----------       ---------

    Shareholders' equity:
      Common shares        - par value $.01; 25,000 shares authorized
         Outstanding       - 12,998 shares at September 30, 1998                           130             130
                           - 12,975 shares at March 31, 1998

      Paid-in capital                                                                   42,693          42,359
      Retained earnings                                                                 45,765          44,384
                                                                                    ----------       ---------
         Total shareholders' equity                                                     88,588          86,873
                                                                                    ----------       ---------

                                                                                    $  114,886       $ 112,141
                                                                                    ==========       =========

See accompanying notes.

                        STANFORD TELECOMMUNICATIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                                           Six Months Ended
                                                                                             September 30,
Cash flows from operating activities:                                                     1998             1997
                                                                                        --------         --------
    Net income                                                                          $  1,381         $  2,309
    Adjustments  to  reconcile  net  income to net cash
     provided  by operating activities:
      Depreciation and amortization                                                        3,088            2,820
      Issuances of stock to employees under bonus and award plans                              9                5
      Change in provision for losses on receivables, contracts
         and inventories                                                                    (520)            (978)
      Loss on disposition of property and equipment                                           44                1
    (Increase) decrease in assets:
      Receivables billed and unbilled                                                     (2,887)           1,829
      Inventories                                                                          1,267            (2,209)
      Prepaid taxes and other assets                                                      (3,123)            (262)
    Increase (decrease) in liabilities:
      Accounts payable, advance payments, and accrued expenses                               329            1,005
      Other long-term liabilities                                                           (160)             (46)
      Accrued and deferred income taxes                                                      894             (796)
                                                                                        --------         --------
         Net cash provided by operating activities                                           322            3,678
                                                                                        --------         --------

Cash flows used in investing activities:
      Proceeds from maturities (purchase) of short-term investments                       11,625            2,110
      Purchase of property and equipment                                                  (3,149)          (2,574)
                                                                                        --------         --------
         Net cash provided by (used in) investing activities                               8,476             (464)
                                                                                        --------         --------

Cash flows from financing activities:
      Payments on capital lease obligations                                                  (33)             (38)
      Common stock repurchases                                                              (598)               0
      Proceeds from transactions under stock plans                                           712              938
                                                                                        --------         --------
         Net cash provided by financing activities                                            81              900
                                                                                        --------         --------

Net increase in cash and cash equivalents                                                  8,879            4,114

Cash and cash equivalents at beginning of period                                          13,914            8,235
                                                                                        --------         --------

Cash and cash equivalents at end of period                                              $ 22,793         $ 12,349
                                                                                        ========         ========

See accompanying notes.

                        STANFORD TELECOMMUNICATIONS, INC.
                     Notes to Condensed Financial Statements

                                   (Unaudited)
                               September 30, 1998

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

     The components of inventory are as follows (in thousands):
                                                        September 30, 1998       March 31, 1998
                                                        ------------------       --------------
      Work-in-progress                                       $ 10,804                $11,176
      Finished goods                                            3,004                  3,066
      Allocated general and administrative costs                   66                    136
      Less:  progress billings                                   (551)                  (102)
                                                            ----------              --------
                                                              $13,323                $14,276
                                                            ==========              ========

4.   Earnings per share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus dilutive potential common shares calculated in accordance with the treasury stock method. The Company's dilutive potential common shares are represented by shares issuable through the exercise of stock options. For the first six months of fiscal 1999 and 1998 the dilutive potential common shares were approximately 162,000 and 288,000 respectively. Options to purchase approximately 676,000 and 87,000 weighted shares outstanding during the first six months of fiscal 1999 and 1998, respectively were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during those periods. Basic and diluted earnings per share for the Company are substantially the same.

5.   Comprehensive Income

     Effective April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the second quarter and the first six months of fiscal years 1998 and 1997, the Company did not have any components of comprehensive income as defined in SFAS 130.


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

Commencing in the late 1980's, the Company began to pursue commercial opportunities utilizing its digital telecommunications technology developed and enhanced by the Company since its inception. Commercial revenues have risen from less than 6% of total revenues in fiscal year 1989 to approximately 38% of total revenues in fiscal year 1998. During the first six months of fiscal year 1999, commercial revenues amounted to approximately 39% of the total revenues reported. The Company includes in commercial revenues sales of standard or off-the-shelf products to any customers, including government customers.

Over the past four years the Company has invested heavily in the development of a family of products to deliver telephone and data services over wireless broadband links. The high level of R&D expenses associated with the development of the wireless broadband family impacted the earnings results for the Company's base business over the past several years. In order to provide further detail as to the level of revenues, cost of revenues, and operating expenses incurred by the base business and the corresponding financial performance of the broadband wireless business, the Company established a wholly owned subsidiary, Stanford Wireless Broadband, Inc. in June 1998. In addition to providing financial visibility, the establishment of the subsidiary allows the Company's wireless broadband customers the benefit of working with a unique and separate entity dedicated to the development, manufacturing, sales and support of its broadband family of products. The table shown below provides a summary of the  financial  performance  for the base  business  operations  and Stanford
Wireless  Broadband,  Inc. for the second  quarter of fiscal 1999 and six months ended September 30, 1998:
                                                 Three months ended             Six months ended
                                                 September 30, 1998             September 30,1998
                                               Base        Stanford            Base          Stanford
                                             Business      Wireless          Business        Wireless
                                           Operations     Broadband, Inc    Operations    Broadband, Inc.
                                           ----------     --------------    ----------    ---------------
Revenues from unaffiliated customers        $ 32,883        $  7,822         $ 67,693        $ 17,374
Cost of revenues                              24,783           7,941           51,445          16,199
                                            --------        --------         --------        --------
   Gross profit                                8,100            (119)          16,248           1,175
Expenses
   Research and development                      964           2,453            1,954           5,172
   Marketing and administrative                2,820           1,665            5,878           3,319
                                            --------        --------         --------        --------
      Total expenses                           3,784           4,118            7,832           8,491
                                            --------        --------         --------        --------
Operating income (loss)                     $  4,316        $ (4,237)        $  8,416        $ (7,316)
                                            ========        ========         ========        ========

For the second quarter of fiscal year 1999, revenues for Base Business Operations consisted of $24.4 million and $8.5 million of Government and commercial revenues, respectively. Of the $7.8 million of revenues realized by Stanford Wireless Broadband during the second quarter approximately $7.3 million were derived from the subsidiary's commercial manufacturing operations. For the first six months of fiscal year 1999, revenues for the Base Business Operations consisted of $52.4 million and $15.3 million of Government and commercial revenues respectively. Revenues for Stanford Wireless Broadband consisted primarily of commercial contract manufacturing revenues amounting to $15.3 million. The Company's wireless broadband subsidiary operating loss for the second quarter and the first six months of fiscal year 1999, were attributable to a continued high level of research and development in the wireless broadband family of products, the increased level of cost associated with activities necessary to support worldwide LMDS and MMDS field trials, and implementation of process changes within the manufacturing operation to support future production requirements.

The Company's operating results have from time to time been adversely affected by non-recoverable cost overruns on certain fixed-price contracts, primarily fixed-price development contracts. The Company has management controls to closely monitor its bidding process and costs incurred on fixed-price development contracts, however, no assurance can be given that the Company will not incur losses on future fixed-price contracts or additional losses on existing contracts. The Company believes that development contracts are an important element in maintaining its technological leadership position in digital telecommunications. As a result, the Company may incur losses on certain fixed-price contracts. Such losses will be charged against results of operations in the period when they first become known, typically near the initiation of the contract and may have a material adverse effect on the Company's results of operations.

Year 2000 issue

The "Year 2000 Issue", also known as "Y2K", exists because many computer programs store and process dates using only the last two digits of the year in the date field. If not corrected, many computer applications could create miscalculations or erroneous results causing disruptions of operations.

The Company has made this issue a significant priority and has formed an Interdisciplinary Steering Committee, which has been meeting regularly since January 1998, dedicated to the evaluation and mitigation of any Y2K issues. The Committee is responsible for determining the overall structure and approach for addressing the Y2K issue, and coordinating the Company's legal, financial and business resources towards remediation of any Y2K issues. This Committee is also responsible for overseeing and providing guidelines for four sub-task forces whose function is to focus on specific areas of the Y2K issue, namely products, software, customers and suppliers.

In March of 1998, the Corporate Steering Committee implemented a remediation plan to address mission-critical software (mission-critical is defined as software or systems that can seriously impair the Company's ability to conduct its business) and products impacted by the Y2K issue including Information Technology "IT" systems, such as financial reporting systems, and non-IT systems such as building security systems. The first phase is to identify and assess the risks of various aspects of the Y2K issue. The second phase is to test mission-critical software and IT systems. The third phase is to correct and replace any software and products impacted by the Y2K issue. The final phase is to draft and put into effect any contingency plan necessary to mitigate any Y2K issues. The Company expects this project to be completed by the first quarter of fiscal year 2000. The Company does not anticipate the costs associated with the implementation of this plan or its findings on the Y2K issue will have a material impact to the Company's financial position, capital resources, or results of operation.

The above statements describing the Company's plans and objectives for handling the Y2K Issue and the expected impact involve risks and uncertainties that could cause actual results to differ materially from the results discussed above, therefore having an adverse effect on future results of operations. Uncertainties that might cause such a difference include, but are not limited to, delays in executing the plan or unforeseen costs associated with implementation of the plan. Further, even if the Company successfully implements the plan, there is no assurance that the company will not be adversely affected by the failure of others to become Year-2000-Compliant.

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

Quarterly Results

The following table presents the Company's financial results by quarter for fiscal 1998 and the first two quarters of fiscal 1999. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.



                                  Quarter Ended
                          Statement of Operations Data
                      (in thousands, except per share data)

                                                       Fiscal 1998                      Fiscal 1999
                                              -----------------------------    ------------------------------
                                              June 30   Sept. 30    Dec. 31    Mar. 31  June 30      Sept. 30
                                              -------   --------    -------    -------  --------     --------

      Revenues                                $35,331    $36,838  $  40,713    $40,378   $44,362     $40,705
      Cost of revenues                         26,430     27,465     30,778     31,956    34,919      32,724
                                              -------    -------  ---------    -------   -------     -------
       Gross profit                             8,901      9,373      9,935      8,422     9,443       7,981
                                              -------    -------  ---------    -------   -------     -------

      Expenses:
       Research and development                 3,031      3,868      3,814      2,934     3,709       3,417
       Marketing and administrative             4,251      4,602      4,463      4,005     4,712       4,485
                                              -------    -------   --------    -------   -------     -------
         Total expenses                         7,282      8,470      8,277      6,939     8,421       7,902

      Operating income                          1,619        903      1,658      1,483     1,022          79
      Interest income                             459        492        502        443       484         417
                                              -------    -------  ---------    -------   --------    -------
      Income before provision for               2,078      1,395      2,160      1,926     1,506         496
         income taxes
      Provision for income taxes                 (696)      (467)      (583)      (597)     (467)       (154)
                                              -------    -------  ---------    -------   -------     -------
           Net income                         $ 1,382    $   928  $   1,577    $ 1,329   $ 1,039       $ 342
                                              =======    =======  =========    =======   =======     =======

       Basic shares outstanding                12,841     12,888     12,927     12,953    12,976      12,993
       Basic EPS                              $  0.11    $  0.07  $    0.12    $  0.10   $  0.08     $  0.03
                                              =======    =======  =========    =======   ========    =======

       Diluted shares outstanding              13,073     13,219     13,226     13,199    13,171      13,122
       Diluted EPS                            $  0.11    $  0.07  $    0.12    $  0.10   $  0.08     $  0.03
                                              =======    =======  =========    =======   ========    =======


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

Comparison of the Second Quarter Ended September 30, 1998 and 1997

Revenues. Revenues for the second quarter of fiscal 1999 increased by 10% to $40.7 million from the second quarter of the previous fiscal year. Government revenues during the second quarter of fiscal year 1999 totaled $24.4 million, an increase of 6% from Government revenues of $23.1 million recorded during the second quarter of fiscal year 1998. Commercial revenues during the second quarter of fiscal year 1999 totaled $16.3 million, an increase of 19% from commercial revenues of $13.7 million recorded during the second quarter of fiscal year 1998. This increase is mainly attributable to revenues derived from the Company's commercial system engineering service contracts. Revenues from commercial contract manufacturing services and the sale of commercial telecommunication chip and board level products for the second quarter of fiscal year 1999 totaling $7.3 million and $2.8 million respectively, were approximately equal to the second quarter of the previous fiscal year.

Cost of Revenues. Cost of revenues were $32.7 million and $27.5 million for the second quarter of fiscal 1999 and 1998, respectively, representing a 19% increase. The increase during the second quarter of fiscal 1999 was the result of the recognition of costs on a higher revenue base. The increase in cost of revenues as a percentage of revenues from the second quarter of fiscal year 1998 to the second quarter of fiscal year 1999 can be significantly attributable to the lower margin contracts associated with field trials of LMDS and MMDS. The Company anticipates it will continue to expend resources in support of on-going and anticipated field trials of its wireless broadband products over the next several quarters.

Research and Development. During recent quarters, the Company has focused its available research and development funds on the development of commercial products. Research and development expenses, including bid and proposal expenses were $3.4 million and $3.9 million during the second quarter of fiscal 1999 and 1998, respectively. Excluding bid and proposal expenses, the Company's research and development expenses which primarily applied to the development of products such as wireless broadband communications were $3.0 million and $3.2 million during the second quarter of fiscal 1999 and 1998, respectively. The decrease in research and development expenses in the second quarter can be attributable to a reduction in development expenses associated with the Company's telecommunication chip and board level products as those development programs transition to production programs. Bid and proposal expenses are largely the initial advanced technology development efforts directed toward a specific product or technical task for which the Company must show technical viability. The decrease in bid and proposal expenses during the second quarter of fiscal year 1999 compared to the second quarter of the previous fiscal year is mainly attributable to the timing and release of request for proposals from the Company's Government customers.

Marketing and Administrative. Marketing and Administrative expenses were $4.5 million and $4.6 million for the second quarter of fiscal 1999 and 1998, respectively. The Company continues its active marketing in pursuit of commercial opportunities and continues to incur legal fees primarily associated with a patent infringement case brought by the Company in December 1996 against Broadcom Corporation.

Operating Income. Operating income was $79 thousand and $903 thousand for the second quarter of fiscal 1999 and 1998, respectively. The decrease in operating income during the second quarter of fiscal 1999 compared to second quarter of fiscal 1998 was primarily attributable to the lower margins experienced by the Company's wireless broadband subsidiary due to the increased level of cost associated with activities  necessary  to  support  worldwide  LMDS and MMDS  field  trials  and increase costs associated with implementation of changes within its manufacturing operations to support future production requirements.

Interest Income. Interest income for the second quarter of fiscal 1999 remained unchanged at approximately $0.4 million.

Provision for Income Taxes. Provision for income taxes was $154 thousand and $467 thousand for the second quarter of fiscal years 1999 and 1998, respectively. This represents a provisional tax rate of 31% and 33.5% for the second quarter of fiscal 1999 and 1998, respectively. The decrease in the effective tax rate was primarily from increased Research and Development (R&D) tax credits and other state income tax credits. The effective tax rate for all of fiscal year 1998 was 31%.


Comparison of Six Months Ended September 30, 1998 and 1997


Revenues. Revenues were $85.1 million and $72.2 million for the six months ended September 30, 1998 and 1997, respectively, representing an increase of 18%. Government revenues during the six months of fiscal year 1999 totaled $52.4 million, an increase of 17% from Government revenues of $44.9 million recorded during the first six months of fiscal year 1998. Commercial revenues during the first half of fiscal 1999 totaled $32.7 million, an increase of 20% from commercial revenues of $27.3 million recorded during the first six months of fiscal 1998. During the first six months of fiscal 1999, revenues from the Company's commercial contract manufacturing services totaled $15.3 million up from $11.4 million recorded for the first half of fiscal 1998. Revenues from the Company's other commercial activities increased by $3.5 million from the first six months of fiscal year 1998 to fiscal year 1999 mainly attributable to the Company's commercial systems engineering services and wireless broadband activities. Revenues from the sale of commercial telecommunication chip and board level products totaled $4.7 million for the first six months of fiscal
1999, down from $6.7 million achieved during the first half of the previous fiscal year.

Cost of Revenues. Cost of revenues were $67.6 million and $53.9 million for the first half of fiscal 1999 and 1998, respectively. The increase during the first six months of fiscal 1999 was a result of the recognition of costs on a higher revenue base. The increase in cost of revenues as a percentage of revenues from the second quarter of fiscal year 1998 to the second quarter of fiscal year 1999 can be significantly attributable to the lower margin contracts associated with field trials of LMDS and MMDS. The Company anticipates it will continue to expend resources in support of on-going and anticipated field trials of its wireless broadband products over the next several quarters.

Research and Development. Research and development expenses, including bid and proposal expenses were $7.1 million and $6.9 million for the first half of fiscal 1999 and 1998, respectively. Excluding bid and proposal expenses, the Company's research and development expenses applied to the development of products such as wireless broadband communications and telecommunication chip and board level products were $6.2 million and $5.6 million for the first six months of fiscal 1999 and 1998, respectively.

Marketing and Administrative. Marketing and administrative expenses were $9.2 million and $8.9 million for the first six months of fiscal 1999 and 1998, respectively. The Company continues its active marketing in pursuit of commercial opportunities and continues to incur legal fees primarily associated with a patent infringement case brought by the Company in December 1996 against Broadcom Corporation.

Operating Income. Operating income was $1.1 million and $2.5 million for the first half of fiscal 1999 and 1998, respectively. The decrease in operating income during the first half of fiscal 1999 was primarily attributable to the lower margins experienced by the Company's wireless broadband subsidiary due to the increased level of cost associated with activities necessary to support worldwide LMDS and MMDS field trials and increased costs associated with implementation changes within its manufacturing operations to support future production requirements. The Company also incurred increased R&D and increased marketing and administrative expenses.

Interest Income. Interest income for the six months of fiscal 1999 remained unchanged at approximately $0.9 million.

Provision for Income Taxes. Provision for income taxes was $0.6 million and $1.2 million for the first six months of fiscal years 1999 and 1998, respectively. This represents a provisional tax rate of 31% and 33.5% for the first half of fiscal 1999 and 1998, respectively. The decrease in the effective tax rate was primarily from increased Research and Development (R&D) tax credits and other state income tax credits. The effective tax rate for all of fiscal year 1998 was 31%.

Booking and Backlog

Funded bookings were $25.9 million and $40.2 million for the second quarter of fiscal 1999 and 1998, respectively, and $68.9 million and $85.5 million for the six months ended September 30, 1998 and 1997, respectively. Bookings were derived from both the Company's commercial operations as well as its government business sectors. At the end of the second quarter of fiscal 1999 and 1998, backlog stood at $77.3 million and $97.3 million, respectively. The Company's bookings and backlog are largely dependent upon the timing of funding by its Government customers. The Company anticipates that the Government will provide additional funding on several of its contracts in future quarters.

Liquidity and Capital Resources

Working capital increased from $69.8 million as of September 30, 1997 to $74.4 million as of September 30, 1998, and increased by $1.3 million from the end of fiscal 1998. The increase is due significantly to an increase in receivables resulting from increased revenues.

Net cash provided by operating activities for the first six months of fiscal year 1999, was $0.3 million compared to $3.7 million for the first six months of the previous fiscal year. This decrease is attributable to lower net income, higher receivables, and lower inventory.

The Company utilized its cash for the purchase of property and equipment totaling $3.1 million and $2.6 million during the first half of fiscal 1999 and 1998 respectively. At September 30, 1998 the Company's long-term obligations (including current maturities) and other long-term liabilities totaled approximately $.8 million compared to September 30, 1997 of $.9 million. At September

30, 1998, cash and cash equivalents of $22.8 million were substantially held in money market accounts and short term investments of $7.9 million were held in U.S. treasury instruments with maturities not exceeding 365 days.

During the second quarter of fiscal year 1999, the Company announced a plan to repurchase the Company's common stock in open-market transactions. The plan authorizes the purchase of up to 1,000,000 shares of STII Common Stock. During the second quarter ended September 30, 1998 the Company repurchased 54,000 shares in open market transactions at an average price of $11.07 per share.

The Company has a bank credit commitment of $15.0 million that it can utilize to augment cash flow needs and to secure standby letters of credit. Available borrowings under this line at September 30, 1998 were $15.0 million. Under this line of credit the Company must maintain certain financial covenants, including a covenant prohibiting the Company from incurring a quarterly loss in any two consecutive quarters. The Company is in compliance with all covenants throughout the first six months of fiscal 1999. The credit agreement expires on December 18, 1998.

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

November 12, 1998