Form 10-Q
period 1998-12-31
STANFORD TELECOMMUNICATIONS INC
filed 1999-02-12
CIK 725727

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                        13,032,035 as of February 4, 1999

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

The results of operations for the nine months of fiscal year 1999 ended December 31,1998 are not necessarily indicative of results to be expected for the entire year ending March 31, 1999.


                                                  STANFORD TELECOMMUNICATIONS, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                               (in thousands, except per share amount)



                                                                          Three Months Ended                   Nine Months Ended
                                                                             December 31,                        December 31,
                                                                     ---------------------------          --------------------------
                                                                       1998               1997              1998             1997
                                                                     --------           --------          --------          --------
Revenues                                                             $ 37,132           $ 40,713          $122,198          $112,881

Cost of revenues                                                       29,858             30,778            97,499            84,673
                                                                     --------           --------          --------          --------

    Gross profit                                                        7,276              9,935            24,699            28,208

Expenses

    Research and development                                            3,363              3,814            10,489            10,712
    Marketing and administrative                                        5,002              4,463            14,199            13,316
                                                                     --------           --------          --------          --------

       Total expenses                                                   8,365              8,277            24,688            24,028

Operating  (loss) income                                               (1,089)             1,658                11             4,180

Interest income                                                           395                502             1,296             1,453
                                                                     --------           --------          --------          --------

(Loss) income before income taxes                                        (694)             2,160             1,307             5,633

Provision (benefit) for income taxes                                     (215)               583               405             1,746
                                                                     --------           --------          --------          --------

       Net (loss) income                                             $   (479)          $  1,577          $    902          $  3,887
                                                                     ========           ========          ========          ========

     Basic shares outstanding                                          12,974             12,926            12,981            12,886
     Basic earnings (loss) per share                                 $  (0.04)          $   0.12          $   0.07          $   0.30
                                                                     ========           ========          ========          ========

     Diluted shares outstanding                                        12,974             13,226            13,126            13,173
     Diluted earnings (loss) per share                               $  (0.04)          $   0.12          $   0.07          $   0.30
                                                                     ========           ========          ========          ========


See accompanying notes


                                                  STANFORD TELECOMMUNICATIONS, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (in thousands, except per share amount)

                                                                                                   December 31,            March 31,
                                                                                                       1998                  1998
                                                                                                    ---------             ---------
                                                                                                    (Unaudited)
ASSETS
    Current assets:
      Cash and cash equivalents                                                                     $  18,684             $  13,914
      Short-term investments                                                                            9,886                19,493
      Accounts receivable                                                                              23,872                26,958
      Unbilled receivables                                                                             25,753                20,911
      Inventories                                                                                      13,763                14,276
      Prepaid taxes and other                                                                           4,818                 1,919
                                                                                                    ---------             ---------
         Total current assets                                                                          96,776                97,471
                                                                                                    ---------             ---------
    Property and equipment at cost:
      Electronic test equipment                                                                        49,997                46,768
      Furniture and fixtures                                                                            4,053                 3,887
      Leasehold improvements                                                                            4,241                 3,996
                                                                                                    ---------             ---------
                                                                                                       58,291                54,651
      Less:  Accumulated depreciation and amortization                                                (44,900)              (40,516)
                                                                                                    ---------             ---------
         Net property and equipment                                                                    13,391                14,135
                                                                                                    ---------             ---------
    Other assets                                                                                          818                   535
                                                                                                    ---------             ---------
                                                                                                    $ 110,985             $ 112,141
                                                                                                    =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Current maturities of long-term obligations                                                   $      46             $      44
      Accounts payable                                                                                  5,958                10,739
      Advance payments from customers                                                                   2,633                 1,909
      Accrued liabilities                                                                               9,953                 8,218
      Accrued and deferred income taxes                                                                 3,402                 3,462
                                                                                                    ---------             ---------
         Total current liabilities                                                                     21,992                24,372
                                                                                                    ---------             ---------

    Long-term obligations, less current maturities                                                         77                    41
                                                                                                    ---------             ---------
    Other long-term liabilities                                                                           645                   855
                                                                                                    ---------             ---------

    Shareholders' equity:
      Common shares  - par value $.01; 25,000 shares authorized
        Outstanding  - 13,009 shares at December 31, 1998                                                 130
                     - 12,975 shares at March 31, 1998                                                                          130

      Paid-in capital                                                                                  42,855                42,359
      Retained earnings                                                                                45,286                44,384
                                                                                                    ---------             ---------
         Total shareholders' equity                                                                    88,271                86,873
                                                                                                    ---------             ---------
                                                                                                    $ 110,985             $ 112,141
                                                                                                    =========             =========

See accompanying notes

                                                  STANFORD TELECOMMUNICATIONS, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                           (in thousands)


                                                                                                            Nine Months Ended
                                                                                                               December 31,
                                                                                                       ----------------------------
                                                                                                         1998                1997
                                                                                                       --------            --------
Cash flows from operating activities:
    Net income                                                                                         $    902            $  3,887
    Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                                       4,747               4,303
      Issuances of stock to employees under bonus and award plans                                            16                  22
      Change in provision for losses on receivables, contracts
         and inventories                                                                                   (429)               (963)
      Loss on disposition of property and equipment                                                          34                  11
    (Increase) decrease in assets:
      Receivables billed and unbilled                                                                    (1,550)             (7,417)
      Inventories                                                                                           736              (7,527)
      Prepaid taxes and other assets                                                                     (2,866)                293
    Increase (decrease) in liabilities:
      Accounts payable, advance payments, and accrued expenses                                           (2,237)              3,527
      Other long-term liabilities                                                                          (210)                (90)
      Accrued and deferred income taxes                                                                     (60)               (759)
                                                                                                       --------            --------
         Net cash used in operating activities                                                             (917)             (4,713)
                                                                                                       --------            --------

Cash flows used in investing activities:
      Proceeds from maturities of short-term investments                                                  9,607               6,853
      Purchase of property and equipment                                                                 (4,037)             (4,520)
                                                                                                       --------            --------
         Net cash provided by investing activities                                                        5,570               2,333
                                                                                                       --------            --------

Cash flows from financing activities:
      Payments on capital lease obligations                                                                 (47)                (66)
      Common stock repurchases                                                                             (858)               --
      Proceeds from transactions under stock plans                                                        1,022               1,340
                                                                                                       --------            --------
         Net cash provided by financing activities                                                          117               1,274
                                                                                                       --------            --------

Net increase (decrease) in cash and cash equivalents                                                      4,770              (1,106)

Cash and cash equivalents at beginning of period                                                         13,914               8,235
                                                                                                       --------            --------

Cash and cash equivalents at end of period                                                             $ 18,684            $  7,129
                                                                                                       ========            ========


See accompanying notes.

                        STANFORD TELECOMMUNICATIONS, INC.
                     Notes to Condensed Financial Statements

                                   (Unaudited)
                                December 31, 1998

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

     The components of inventory are as follows (in thousands):

                                              December 31, 1998   March 31, 1998
                                              -----------------   --------------
       Work-in-progress                             $ 10,927           $ 11,176
       Finished goods                                  2,859              3,066
       Allocated general and administrative costs         87                136
       Less:  progress billings                         (110)              (102)
                                                    --------           --------
                                                    $ 13,763           $ 14,276
                                                    ========           ========

4.   Earnings (loss) per share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus dilutive potential common shares calculated in accordance with the treasury stock method. The Company's dilutive potential common shares are represented by shares issuable through the exercise of stock options. For the first nine months of fiscal 1999 and 1998, the dilutive potential common shares were approximately 150,000 and 308,000 respectively. Options to purchase approximately 677,000 and 86,000 of weighted shares outstanding during the first nine months in fiscal years 1999 and 1998, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during those periods. Basic and diluted earnings per share for the Company are substantially the same. Loss per share is computed using the weighted average number of common shares outstanding during the quarter.

5.   Comprehensive Income

     Effective April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the third quarter and the first nine months of fiscal years 1999 and 1998, the Company's net income (loss) was equal to comprehensive income (loss) as defined in SFAS 130.

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

Commencing in the late 1980's, the Company began to pursue commercial opportunities utilizing its digital telecommunications technology developed and enhanced by the Company since its inception. Commercial revenues have risen from less than 6% of total revenues in fiscal year 1989 to approximately 38% of total revenues in fiscal year 1998. During the first nine months of fiscal year 1999, commercial revenues amounted to approximately 37% of the total revenues reported. The Company includes in commercial revenues sales of standard or off-the-shelf products to any customers, including government customers.


Over the past four years the Company has invested  heavily in the development of a family of  products  to deliver  telephone  and data  services  over  wireless broadband links. The high level of R&D expenses  associated with the development of the wireless  broadband  family impacted the earnings results for the Company over the past several years.  In order to provide further detail as to the level of  revenues,  cost of revenues,  and  operating  expenses  incurred by the base business and the corresponding  financial  performance of the broadband wireless business,  the Company established a wholly owned subsidiary,  Stanford Wireless
Broadband, Inc. in June 1998. In addition to providing financial visibility, the
establishment  of  the  subsidiary  allows  the  Company's   wireless  broadband
customers the benefit of working with a unique and separate entity  dedicated to the  development,  manufacturing,  sales and support of its broadband  family of products.  The



table shown below provides a summary of the financial performance for the base business operations and Stanford Wireless Broadband, Inc. for the third quarter of fiscal 1999 and nine months ended December 31, 1998:

                                                                   Three months ended                     Nine months ended
                                                                    December 31, 1998                     December 31, 1998
                                                             --------------------------------       --------------------------------
                                                                Base             Stanford             Base              Stanford
                                                              Business           Wireless            Business           Wireless
                                                             Operations        Broadband, Inc       Operations       Broadband, Inc.
                                                             ----------        --------------       ----------       ---------------
Revenues from unaffiliated customers                          $ 31,434           $  5,698            $ 99,126           $ 23,072
Cost of revenues                                                23,824              6,032              75,268             22,231
                                                              --------           --------            --------           --------
   Gross profit (loss)                                           7,610               (334)             23,858                841
Expenses
   Research and development                                        731              2,632               2,685              7,804
   Marketing and administrative                                  3,323              1,679               9,201              4,998
                                                              --------           --------            --------           --------
      Total expenses                                             4,054              4,311              11,886             12,802
                                                              --------           --------            --------           --------
Operating income (loss)                                       $  3,556           $ (4,645)           $ 11,972           $(11,961)
                                                              ========           ========            ========           ========

For the third quarter of fiscal year 1999, revenues for Base Business Operations consisted of $24.0 million and $7.4 million of Government and commercial revenues, respectively. Of the $5.7 million of revenues realized by Stanford Wireless Broadband during the third quarter approximately $5.1 million were derived from the subsidiary's commercial manufacturing operations. For the first nine months of fiscal year 1999, revenues for Base Business Operations consisted of $76.4 million and $22.7 million of Government and commercial revenues respectively. Revenues for Stanford Wireless Broadband consisted primarily of commercial contract manufacturing revenues amounting to $20.4 million. The Company's wireless broadband subsidiary's operating loss for the third quarter and the first nine months of fiscal year 1999, was attributable to a continued high level of research and development in the wireless broadband family of products, the increased level of cost associated with activities necessary to support worldwide LMDS and MMDS field trials, and an operating loss associated with the manufacturing operation.

The Company's operating results have from time to time been adversely affected by non-recoverable cost overruns on certain fixed-price contracts, primarily fixed-price development contracts. The Company has management controls to closely monitor its bidding process and costs incurred on fixed-price development contracts, however, no assurance can be given that the Company will not incur losses on future fixed-price contracts or additional losses on existing contracts. The Company believes that development contracts are an important element in maintaining its technological leadership position in digital telecommunications. As a result, the Company may incur losses on certain fixed-price contracts. Such losses will be charged against results of operations in the period when they first become known, and may have a material adverse effect on the Company's results of operations.

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

In March of 1998, the Corporate Steering Committee implemented a remediation plan to address mission-critical software (mission-critical is defined as software or systems that can seriously impair the Company's ability to conduct its business) and products impacted by the Y2K issue including Information Technology "IT" systems, such as financial reporting systems, and non-IT systems such as building security systems. The Company has completed the first phase which was to identify and assess the risks of various aspects of the Y2K issue and the second phase which was to test mission-critical software and IT systems. The third phase is to correct and replace any software and products impacted by the Y2K issue. The final phase is to draft and put into effect any contingency plan necessary to mitigate any Y2K issues. The Company expects this project to be completed by the end of June 1999. The Company does not anticipate the costs associated with the implementation of this plan or its findings on the Y2K issue will have a material impact to the Company's financial position, capital resources, or results of operation.

The above statements describing the Company's plans and objectives for handling the Y2K Issue and the expected impact involve risks and uncertainties that could cause actual results to differ materially from the results discussed above, therefore having an adverse effect on future results of operations. Uncertainties that might cause such a difference include, but are not limited to, delays in executing the plan or unforeseen costs associated with implementation of the plan. Further, even if the Company successfully implements the plan, there is no assurance that the company will not be adversely affected by the failure of others to become Year-2000 compliant.

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

Quarterly Results

The following table presents the Company's financial results by quarter for fiscal 1998 and the first three quarters of fiscal 1999. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

                                                            Quarter Ended
                                                    Statement of Operations Data
                                                (in thousands, except per share data)

                                                                     Fiscal 1998                             Fiscal 1999
                                                   --------------------------------------------    ---------------------------------
                                                    June 30    Sept. 30    Dec. 31     Mar. 31     June 30     Sept. 30    Dec. 31
                                                   --------    --------    --------    --------    --------    --------    --------
Revenues                                           $ 35,331    $ 36,838    $ 40,713    $ 40,378    $ 44,362    $ 40,705    $ 37,132
Cost of revenues                                     26,430      27,465      30,778      31,956      34,919      32,724      29,856
                                                   --------    --------    --------    --------    --------    --------    --------
 Gross profit                                         8,901       9,373       9,935       8,422       9,443       7,981       7,276
                                                   --------    --------    --------    --------    --------    --------    --------
Expenses:
 Research and development                             3,031       3,868       3,814       2,934       3,709       3,417       3,363
 Marketing and administrative                         4,251       4,602       4,463       4,005       4,712       4,485       5,002
                                                   --------    --------    --------    --------    --------    --------    --------
   Total expenses                                     7,282       8,470       8,277       6,939       8,421       7,902       8,365

Operating income (loss)                               1,619         903       1,658       1,483       1,022          79      (1,089)
Interest income                                         459         492         502         443         484         417         395
                                                   --------    --------    --------    --------    --------    --------    --------
(Loss) income before income taxes                     2,078       1,395       2,160       1,926       1,506         496        (694)
(Provision) benefit for income taxes                   (696)       (467)       (583)       (597)       (467)       (154)        215
                                                   --------    --------    --------    --------    --------    --------    --------
     Net income (loss)                             $  1,382    $    928    $  1,577    $  1,329    $  1,039    $    342    $   (479)
                                                   ========    ========    ========    ========    ========    ========    ========

Basic shares outstanding                             12,841      12,888      12,927      12,953      12,976      12,993      12,974
Basic earnings (loss) per share                    $   0.11    $   0.07    $   0.12    $   0.10    $   0.08    $   0.03    $  (0.04)
                                                   ========    ========    ========    ========    ========    ========    ========

Diluted shares outstanding                           13,073      13,219      13,226      13,199      13,171      13,122      12,974
Diluted earnings (loss) per share                  $   0.11    $   0.07    $   0.12    $   0.10    $   0.08    $   0.03    $  (0.04)
                                                   ========    ========    ========    ========    ========    ========    ========


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

Comparison of the Third Quarter Ended December 31, 1998 and 1997

Revenues. Revenues were $37.1 million and $40.7 million for the third quarter of fiscal years 1999 and 1998, respectively, representing a decrease of approximately 9%. Government revenues during the third quarter of fiscal year 1999 totaled $24.0 million, a decrease of 6% from Government revenues of $25.4 million recorded during the third quarter of fiscal year 1998. Commercial revenues during the third quarter of fiscal year 1999 totaled $13.1 million, a decrease of 14% from commercial revenues of $15.3 million recorded during the third quarter of fiscal year 1998. The decrease can be partially attributed to the Christmas Holiday shutdown wherein the majority of the Company facilities are closed for a week. During fiscal 1999, the shutdown occurred during the third accounting quarter while during fiscal 1998 the shutdown occurred during the fourth accounting quarter. The revenue decrease is also attributable to lower revenues derived from the Company's commercial contract manufacturing services. Revenues from commercial contract manufacturing services were $5.1 million and $7.0 million for the third quarter of fiscal years 1999 and 1998, respectively. The sale of commercial telecommunication chip and board level products for the third quarter of fiscal years 1999 and 1998 were $3.3 million and $4.7 million respectively.

Cost of Revenues. Cost of revenues were $29.9 million and $30.8 million for the third quarter of fiscal 1999 and 1998, respectively, representing a 3% decrease. The decrease during the third quarter of fiscal 1999 was the result of the recognition of costs on a lower revenue base. The increase in cost of revenues as a percentage of revenues from the third quarter of fiscal year 1998 to the third quarter of fiscal year 1999 is attributable to the Company's wireless broadband subsidiary's lower margin contracts associated with field trials of LMDS and MMDS and a gross loss associated with the contract manufacturing operation. The Company anticipates it will continue to expend resources in support of on-going and anticipated field trials of its wireless broadband products over the next several quarters.

Research and Development. During recent quarters, the Company has focused a large portion of its available research and development funds on the development of commercial products. Research and development expenses, including bid and proposal expenses were $3.4 million and $3.8 million during the third quarter of fiscal 1999 and 1998, respectively. Excluding bid and proposal expenses, the Company's research and development expenses which are primarily applied to the development of products such as wireless broadband communications were substantially the same at $3.0 million during the third quarter of fiscal 1999 and 1998. Bid and proposal expenses were $0.4 million and $0.8 million for the third quarter of fiscal years 1999 and 1998 respectively. The decrease in bid and proposal expenses is mainly attributable to the timing and release of request for proposals from the Company's Government customers. The Company expects the level of bid and proposal to increase in the fourth quarter of fiscal year 1999.

Marketing and Administrative. Marketing and Administrative expenses were $5.0 million and $4.5 million for the third quarter of fiscal 1999 and 1998, respectively. The increase can be partially attributed to an increase in marketing expenses associated with the Company's base business operations. The increase is also attributed to the Company's active marketing in pursuit of commercial opportunities as well as increased legal fees primarily associated with a patent infringement case brought by the Company in December 1996 against Broadcom Corporation. The case has been scheduled to go to trial in May of 1999.

Operating Income (Loss). The Company incurred an operating loss for the third quarter of fiscal year 1999 of $1.1 million compared to an operating income of $1.7 million for the third quarter of fiscal year 1998. The operating loss during the third quarter of fiscal 1999 was primarily attributable to the lower margin contracts experienced by the Company's wireless broadband subsidiary due to the increased level of cost associated with activities necessary to support worldwide LMDS and MMDS field trials and an operating loss associated with the manufacturing operation.

Interest Income. Interest income for the third quarter of fiscal year 1999 was $0.4 million compared to $0.5 million for the third quarter of the previous fiscal year. The decrease in interest income is the result of the Company maintaining lower average balances in U.S. treasury instruments and money market accounts.

Provision/Benefit for Income Taxes. During the third quarter of fiscal year 1999, the Company recognized a benefit for income taxes of $215 thousand as compared to a provision for income taxes of $583 thousand for the third quarter of fiscal year 1998. This represents a provisional tax rate of 31% and 27% for the third quarter of fiscal 1999 and 1998, respectively. The effective tax rate for all of fiscal year 1998 was 31%. The Company does not expect the effective tax rate to increase over the next several quarters.

Comparison of Nine Months Ended December 31, 1998 and 1997

Revenues. Revenues were $122.2 million and $112.9 million for the nine months ended December 31, 1998 and 1997, respectively, representing an increase of 8%. Government revenues during the nine months of fiscal year 1999 totaled $76.4 million, an increase of 9% from Government revenues of $70.2 million recorded during the first nine months of fiscal year 1998. Commercial revenues during the first three quarters of fiscal 1999 totaled $45.8 million, an increase of 7% from commercial revenues of $42.6 million recorded during the first nine months of fiscal 1998. During the first nine months of fiscal 1999, revenues from the Company's commercial contract manufacturing services totaled $20.4 million up from $18.4 million recorded for the first nine months of fiscal 1998. The Company's other commercial activities increased by $4.5 million from the first nine months of fiscal year 1998 to fiscal year 1999 mainly attributable to the Company's commercial systems engineering services and wireless broadband activities. Revenues from the sale of commercial telecommunication chip and board level products totaled $8.0 million for the first nine months of fiscal 1999, down from $11.4 million achieved during the nine months of the previous fiscal year.

Cost of Revenues. Cost of revenues were $97.5 million and $84.7 million for the first nine months of fiscal 1999 and 1998, respectively. The increase was a result of the recognition of costs on a higher revenue base. The increase in cost of revenues as a percentage of revenues for the first nine months of fiscal year 1998 to the first nine months of fiscal year 1999 can be attributable to the lower margins experienced by the Company's wireless broadband subsidiary due to the increased level of cost associated with activities necessary to support worldwide LMDS and MMDS field trials and the contract manufacturing operation. The Company anticipates it will continue to expend resources in support of on-going and anticipated field trials of its wireless broadband products into fiscal year 2000.

Research and Development. Research and development expenses, including bid and proposal expenses were $10.5 million and $10.7 million for the first nine months of fiscal 1999 and 1998, respectively. Excluding bid and proposal expenses, the Company's research and development expenses applied to the development of products such as wireless broadband communications and telecommunication chip and board level products were $9.1 million and $8.6 million for the first nine months of fiscal 1999 and 1998, respectively. Bid and proposal expenses were $1.4 million and $2.1 million for the three quarters of fiscal years 1999 and 1998, respectively. The decrease in bid and proposal expenses is mainly attributable to the timing and release of request for proposals from the Company's Government customers.

Marketing and Administrative. Marketing and administrative expenses were $14.2 million and $13.3 million for the first nine months of fiscal 1999 and 1998, respectively. The Company continues its active marketing in pursuit of commercial and base business opportunities as well as increased legal fees primarily associated with a patent infringement case brought by the Company in December 1996 against Broadcom Corporation.

Operating Income. Operating income was $11 thousand and $4.1 million for the first nine months of fiscal 1999 and 1998, respectively. The decrease in operating income during the first nine months of fiscal 1999 was primarily attributable to the operating loss sustained by the Company's wireless broadband subsidiary.

Interest Income. Interest income for the nine months of fiscal year 1999 was $1.3 million compared to $1.5 million recorded in the previous fiscal year. The decrease in interest income is the result of the Company maintaining lower average balances in U.S. treasury instruments and money market accounts.

Provision for Income Taxes. Provision for income taxes was $0.4 million and $1.7 million for the first nine months of fiscal years 1999 and 1998, respectively. This represents a provisional tax rate of 31%.

Bookings and Backlog

Funded bookings were $40.0 million and $38.0 million for the third quarter of fiscal 1999 and 1998, respectively, and $108.9 million and $123.5 million for the nine months ended December 31, 1998 and 1997, respectively. Bookings were derived from both the Company's commercial operations as well as its government business sectors. At the end of the third quarter of fiscal 1999 and 1998, backlog stood at $80.3 million and $94.5 million, respectively. The Company's bookings and backlog are largely dependent upon the timing of funding by its Government customers. The Company anticipates that the Government will provide additional funding on several of its contracts in future quarters.

Liquidity and Capital Resources

Working capital increased from $71.4 million as of December 31, 1997 to $74.8 million as of December 31, 1998, and increased by $1.7 million from the end of fiscal 1998. The increase is due significantly to an increase in receivables resulting from increased revenues. Accounts receivable as of December 31, 1998, includes a $3.6 million secured note receivable for one of the Company's customers. Due to the customer's short-term liqudity condition, the Company agreed to extended payment terms. The note matures in May of 1999. The Company expects to recover the full value of the note.

Net cash used in operating activities for the first nine months of fiscal year 1999, was $0.9 million compared to $4.7 million for the first nine months of the previous fiscal year. This decrease is attributable to smaller growth in receivables and utilization versus building of inventory.

The Company utilized its cash for the purchase of property and equipment totaling $4.0 million and $4.5 million during the first nine months of fiscal 1999 and 1998 respectively. At December 31, 1998 the Company's long-term obligations (including current maturities) and other long-term liabilities totaled approximately $.7 million compared to December 31, 1997 of $.9 million. At December 31, 1998, cash and cash equivalents of $18.7 million were substantially held in money market accounts and short term investments of $9.9 million were held in U.S. treasury instruments with maturities not exceeding 365 days.

During the second quarter of fiscal year 1999, the Company announced a plan to repurchase the Company's common stock in open-market transactions. The plan authorizes the purchase of up to 1,000,000 shares of STII Common Stock. Since the authorization of this plan, the Company repurchased 84,000 shares in open market transactions at an average price of $10.22 per share.

The Company has a bank credit commitment of $15.0 million that it can utilize to augment cash flow needs and to secure standby letters of credit. Available borrowings under this line at December 31, 1998 were $15.0 million. Under this line of credit the Company must maintain certain financial covenants, including a covenant prohibiting the Company from incurring a quarterly loss in any two consecutive quarters. The Company is in compliance with all covenants throughout the first nine months of fiscal 1999. The credit agreement expires on December 17, 1999.

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

Stanford Telecommunications, Inc.
(Registrant)

            /s/ Jerome F. Klajbor
-----------------------------------------------
Jerome F. Klajbor
Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer)

February 11, 1999