Form 10-K405
period 1999-03-31
STANFORD TELECOMMUNICATIONS INC
filed 1999-06-29
CIK 725727

------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
------------------------------------------------------------------------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________

                        Commission file number 000-12734

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

[X]      Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of May 28, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sale price of such stock on the Nasdaq National Market, was $244,237,507. Shares of Common Stock held by each officer, director and ten percent stockholder of the registrant, except for Kopp Investment Advisors, Inc., have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's Common Stock outstanding on June 23, 1999 was 13,157,284.

Documents Incorporated by Reference

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended March 31, 1999 (the "Annual Report to Stockholders"), are incorporated by reference in Parts II and IV of this Form 10-K. Portions of the definitive proxy statement for the Annual Meeting of Stockholders held on June 23, 1999 (the "Proxy Statement"), are incorporated by reference in Part III of this Form 10-K.

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

     The Company was incorporated in California in 1973 and reincorporated in Delaware in 1988. The Company's fiscal year ending March 31, 1999 is comprised of one 14-week quarter (quarter ended June 30, 1998) and three 13-week quarters, each of which ends on the Thursday closest to the corresponding calendar quarter end. The Company's fiscal year 1998 consisted of four 13-week quarters. For convenience, the Company has presented its fiscal year as ending on March 31. Fiscal year 1999 ended on April 1, 1999.

     On June 22, 1999, Stanford Telecom entered into an Agreement and Plan of Merger (the "Merger Agreement") with Newbridge Networks Corporation, a Canadian corporation ("Newbridge"), and Saturn Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Newbridge ("Merger Sub"), which provides for the acquisition of the Company by Newbridge in a tax-free, stock-for-stock exchange. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Stanford Telecom (the "Merger"), and Stanford Telecom will become a wholly owned subsidiary of Newbridge. See "--Proposed Newbridge Acquisition."


BASE BUSINESS DISCUSSION

During fiscal 1999 Stanford Telecom's base business resumed its growth, achieved solid operating income and recorded record high bookings. In May 1999 the Company was awarded a five year contract for providing critical services to facilitate meeting near-term and long term telecommunication requirements within the Federal Aviation Administration (FAA). The contract is expected to grow to approximately $100 million over 5 years. Stanford Telecom's base business in digital telecommunications continues to support a wide variety of customers and contracts.

Stanford Telecom's ground equipment supports many of the Department of Defense high priority satellites including military communications satellites such as Defense Satellite Communications System (DSCS III) and MILSTAR, as well as Global Positioning Systems (GPS), the military/civil navigation satellite system.

DSCS OPERATIONAL CONTROL SYSTEM (DOCS3)

Stanford Telecom continues to provide critical on-site operations and maintenance support, software support, integrated logistic support, training and depot support services for the U.S. Army's DSCS program under a five year contract called DSCS Operations Control System Support Services (DOCS3). Stanford Telecom has been performing critical services in support of DSCS for the U.S. Government since 1981.

The DOCS is a complex collection of network management and control subsystems that are used as tools for managing DSCS ground station and space communication payload assets. The DSCS must be operated and maintained at peak efficiency and maximum availability as it is often the only means of communication with deployed forces.

Over the past two years the Government has issued individual task orders for system adaptation tasks. These tasks often require hardware and/or software enhancements and modifications to extend the life expectancy of the system. The addition of these tasks to the base contract makes DOCS3 the largest single contract at Stanford Telecom.

GLOBAL BROADCAST SERVICES (GBS)

The U.S. Government counterpart to Direct Broadcast Satellite (DBS) television is the Global Broadcast Service. This military satellite system operates in the Ka- and Ku-bands using special payloads on UFO Follow-on Satellites. Stanford Telecom provides the uplink terminals termed the Primary Injection Point (PIP) and Tactical Injection Point (TIP) terminals.

During the past year, Stanford Telecom integrated and delivered two Global Broadcast Service (GBS) Primary Injection Points terminals, under subcontract to Raytheon Information Systems Company. The first system, installed in Wahiawa, Hawaii, provides broadcast services to U.S. military facilities and deployed forces in the Pacific region over Ka-band transponders on-board the F8 UltraHigh Frequency (UHF) Follow-on (UFO) satellite. The second PIP, installed in Norfolk, Virginia, is also operational and supports the GBS in the Atlantic region via the F9 UFO satellite. The third PIP will be installed this summer in Sigonella, Italy.

Stanford Telecom was recently awarded options to design, manufacture, and deliver the initial Transportable Injection Point for the GBS program. The TIP, comprised of a Transportable Satellite Broadcast Manager and a Transportable Theater Injection terminal, will be installed on High Mobility MultiWheeled Vehicles (HMMWV) and provide GBS uplink capability from deployed locations worldwide. Stanford Telecom anticipates additional TIP orders during fiscal 2000.

DIGITAL SATELLITES TERMINALS (DST)

The DST Satellite communications terminals differ from many other satellite terminals in that they operate with both military X-band satellites and commercial C- and Ku-band communications satellites.

The Company continues to design, manufacture and deliver commercial earth stations that offer highly reliable communications over military and commercial satellite systems operating in C-, X-, and Ku-bands. During the past year Stanford Telecom delivered 2.4, 4.6, and 7.3 meter versions of the INTELSAT type approved earth stations in support of commercial and military operational requirements worldwide. The Company anticipates expanding our current transportable and fixed earth station product line with specialized systems that provide reception and dissemination of commercial remote sensing imaging products.

REPLACEMENT SATELLITE CONFIGURATION CONTROL ELEMENT (RSCCE)

During fiscal 1999, Stanford Telecom was awarded a production contract for the manufacture, test and installation of the Replacement Satellite Configuration Control Element (RSCCE), a critical component of the U.S. Army's Defense Satellite Communications System (DSCS). The RSCCE system developed by the Company completed formal acceptance and operational testing in December 1998.

The Company's RSCCE provides satellite commanding and telemetry monitoring and processing capabilities to the U.S. Army at the DSCS Operations Centers located worldwide. The production contract also includes an additional development phase during which the system will be enhanced to provide operational capabilities requested by the customer. The Government also intends to award a contract to Stanford Telecom to produce an additional seven operational databases required by the system to support the current fleet of DSCS satellites.

This program is scheduled to last about four years and will culminate with the installation of 18 RSCCE systems in late 2002 and 2003.

Stanford Telecom has been performing critical services in support of DSCS for the U.S. Government for 18 consecutive years. Award of this production contract continues the long history of Stanford Telecom's uninterrupted support to the DSCS Program.

RBATSON SATELLITE COMMAND SYSTEMS

The U.S. Army Communications Electronics Command (CECOM) exercised a major production option on the Replacement BATSON (RBATSON) program during fiscal 1999. The RBATSON program, originally awarded to the Company in December 1996, is a technology insertion effort, which replaces 1970's era BATSON cryptographic security equipment for DSCS ground control stations with new form, fit, and function replacement units. The RBATSON system (KI-34) consists of two components, the KIG-34 and the KIT-34, and new Maintenance Test Equipment (MTE), also known as the KT-43A.

The Company is now under contract to produce and deliver 17 additional RBATSON units (KIG-34s and KIT-34s) and 2 KT-43, and their associated spares. CECOM also approved two engineering change proposals, which increase the capabilities of the MTE.

GPS BLOCK IIF SATELLITE TEST SYSTEM

Stanford Telecom is under contract to deliver a state-of-the-art factory test system to Boeing North American for use in factory testing of the next generation Global Positioning System (GPS) Block IIF satellites. The system consists of a combination of modern Commercial-Off-The-Shelf test equipment and Stanford Telecom designed GPS equipment. Specially developed Stanford Telecom software controls the equipment and digitally processes measurement data to provide extremely accurate determination of critical satellite parameters. The test set is fully automated to significantly reduce satellite test time and to reduce the effect of "human error" in the measurement process.

ATMOSPHERIC SENSING SYSTEMS

The Company has developed a new type of atmospheric turbulence monitoring instrument that measures the strength and rate of change of atmospheric turbulence. The measurements are essential for the design of systems with applications that depend on the ability to bring light to a sharp focus. In particular, the measurements are essential to those that use the technique known as adaptive optics to partially cancel the distorting effects of the atmosphere.

The Company has a dedicated facility on the grounds of the George Washington University Northern Virginia Campus for the development and test of new optical and RF atmospheric sensing systems. This facility includes an astronomical observation center including a weather station and a local operations center for collection and processing of atmospheric data.


MILSTAR INSTRUMENTED CALIBRATION TERMINAL (MILSTAR ICT)

The Company has recently delivered three transportable MILSTAR Instrumented Calibration Terminals to Lockheed Martin to conduct on-orbit tests of the MILSTAR satellites at various locations throughout the world. This terminal is based on the Company's proprietary MILSTAR Transportable Terminal System. The terminal will be able to test both the current MILSTAR I and the soon to be launched next generation MILSTAR II satellites.

MICROWAVE SIGNAL PRODUCTS

The Company is developing wide bandwidth, GHz-rate microwave products for high-data rate communications and high-resolution radars.

Stanford Telecom completed the first two production phases of the synthesizer for the Army's SCAMP Portable MILSTAR Satellite Terminal. The synthesizer is a key component of this satellite terminal. Since it will be used by soldiers in the field, the terminal must be lightweight and run on battery power for extended periods. Using cost effective commercial manufacturing practices, the Company was recently authorized to proceed with the third phase of the contract along with options, extending this contract though fiscal 2001.

DIRECT DIGITAL CHIRP SYNTHESIZER

The STEL-2375 is being used to support customer requirements in diverse applications such as commercial automotive test equipment and state-of-the-art radars for missiles and aircraft. The chip is implemented in high-speed GaAs technology to run at a leading edge rate of 1 GHz clock rate.

DIRECT DIGITAL SYNTHESIZER (DDS)

The STEL-9944 builds on our earlier success with our STEL-2373 DDS Synthesizer that has been designed into aircraft radars such as the F-18 and the newer F-22. The STEL-9944 developed for the SM-II Missile program is now in full production having successfully passed its engineering pre-production phase.

NASA TRACKING AND DATA RELAY SATELLITES (TDRSS)

Stanford Telecom supports NASA in its major communications satellite program, the Tracking and Data Relay Satellite that provides communication to the Space Shuttle. The Company continues its 22 years of support to NASA's Tracking and Data Relay Satellite System including both systems engineering services and hardware and software development, which includes:

Low Power Programmable Transceiver (LPT): The LPT utilizes innovative state-of-the-art technology to develop a multifunctional low power space based transceiver. One version of the LPT integrates GPS with the transceiver.

Software Programmable Advanced Receiver (SPAR): The SPAR applies advanced signal processing into a software-programmable radio that provides highly flexible communication support across a broad range of signaling formats, spread-spectrum operations, and integrated tone ranging.

The SPAR has successfully supported two Titan IV-B launches where it is used to receive signals from the Inertial Upper Stage (IUS). On its last mission it stayed in lock and tracked telemetry though the thermal roll maneuvering of the rocket, a period when dropout of the signal due to antenna misalignment was expected to cause the SPAR to lose signal lock. The SPAR's performance has been highly praised by NASA.

Third Generation Beamforming System (TGBFS): The TGBFS, which will be operational in 1999, will provide low-cost, ground-based beamforming of TDRSS-phased array signals for emerging users of NASA's Demand Access System. The TGBFS applies state-of-the-art optical and digital processing with applicability to smart, adaptive antennas.

Space Station Early Communication System: ECOMM is an S-band receiver that provides a spread-spectrum, command and telemetry data link, and a high-rate video conferencing link for International Space Station astronauts. Two ECOMM terminals are currently deployed on the Space Station.

NEXT GENERATION GPS SIGNAL DESIGN

The Company also supports the U.S. Government in the Global Positioning System
(GPS), the U.S. satellite navigation system. The Company is working with the Air Force through Boeing Corporation to investigate candidate signals for the next generation GPS signal structure. The U.S. Administration recently announced that the next generation GPS signal would include both new civil and military signals. Stanford Telecom is helping to design these signals.

BROADBAND DIGITAL COMMUNICATIONS USING CABLE

This past year has seen the start of volume deployments of modems for high-speed data over Hybrid-Fiber-Coax or HFC with over 1 million modems installed. The Company has experienced a significant increase in its sales of our Cable Headend Burst Demodulator family of products. We are also having success with design wins for our latest HFC product, the STEL-2176 that combines the upstream and downstream physical layer into a single ASIC. Sales of our STEL-1109 upstream modulator and STEL-2105 QPSK demodulator also increased.

With the start of deployment of high-speed internet access over cable with services such as Road Runner and @Home, the cable modem business appears to be growing rapidly. Products offered by the Company are selling well into many applications including set-top boxes, cable telephony, and cable internet access.

Stanford Telecom offers the STEL-9257 Hybrid-Fiber-Coax Burst Demodulator for applications at the head-end of cable modem systems. This product represents the latest of five generations of field proven Stanford Telecom products selling to customers worldwide. This year has seen significant shipments to domestic customers as well as new design wins in Europe where the DVB standard compliance and field proven performance of the STEL-9257 are important selling advantages.

The STEL-2176 Cable Modem subscriber ASIC is a high performance, fully integrated Physical Layer or PHY and Forward Error Correction (FEC) solution for HFC cable applications. It is standards compliant with both U.S. and European standards. It receives 16/64/256 QAM signals and transmits QPSK/16 QAM signals. It is especially attractive to customers who want to combine it with their own Media Access Control (MAC) functions to maintain proprietary performance and cost advantages.

VSAT MODEMS

Sales of VSAT components were delayed during fiscal 1999 due to the financial crisis in Asia. We have taken advantage of this time to better match our new product to market requirements and have introduced the new STEL-9261 VSAT modem.

Satellite communications continues to march toward higher levels of integration and lower cost. Our latest entrant in this market, the STEL-9261, adds several important features to serve the needs of satellite system integrators with a high performance, high reliability solution. With the addition of these features, our 52 MHz to 88 MHz input modem will now cover FEC rates 3/4 and 7/8 as well as the more traditional rate 1/2 coding. The M & C capability of the product was also enhanced.

Our STEL-9258 L-band digital QPSK demodulator printed circuit board has been enhanced by the addition of a fixed 70 MHz version that opens up new opportunities. Our low cost design and attractive pricing structure should help enable renewed revenue growth for this product.

FEDERAL AVIATION ADMINISTRATION

Stanford Telecom has been supporting the FAA for the past 20 years. This past year we have provided support in the following areas:

- Communication: Supported the development of requirements for the modernization of the FAA's Operation Network.

- Automation: Supported planning and engineering for the upgrading of the Enroute Automation System.

- Surveillance: Supported planning and engineering for the upgrading of the surveillance automation processing subsystem.

- Security: Supported planning and engineering for the security of the NAS Automated System.

-    Navigation: Supported the Satellite National Testbed.

FAA TELECOMMUNICATIONS

Just after the close of our fiscal year, the FAA announced that Stanford Telecom was the winner of a major FAA Telecommunications Services Contract (FTSC) competition. This contract is expected to grow to approximately $100 million over 5 years.

Under this contract, Stanford Telecom's Communication Systems Integration (CSI) Group will provide engineering support to the FAA's Telecommunications Integrated Product Team (TIPT). These engineering efforts will be focused on support to the continued effective operation of the existing networks as well as planning and supporting the implementation of network modernization to allow the FAA to meet the challenges of the 21st century. The FAA's TIPT is responsible for providing the communications infrastructure essential to the accomplishment of the FAA's mission.

STANFORD WIRELESS BROADBAND SUBSIDIARY

The Company is focusing significant resources on wireless broadband communications using microwave frequencies. There are two separate but closely related wireless broadband communications systems: Multichannel Multipoint Distribution System (MMDS), sometimes called wireless cable operating in the 2.5 GHz frequency band, and the wider bandwidth Local Multipoint Distribution System
(LMDS) that operates in the 28-31 GHz frequency region. The FCC completed the auction of the LMDS frequencies in March 1998.

WIRELESS BROADBAND PRODUCTS

The Company increased its investment in the development of a product line of modems and service interface cards that will enable wireless delivery of high-speed data and telephony services to commercial and residential customers. Our product line supports a true point-to-multipoint architecture which uses large TDM downstream channels and smaller bandwidth-on-demand upstream channels to provide ATM transport of multimedia services to small-to-medium sized businesses and home offices. A complete product line has been developed which offers both data and a variety of telephony services. The simplest customer premise product suitable for the small office provides a single 10Mbps data line and two analog telephone connections. More sophisticated users can be provided with additional capability of up to two data lines and eight T1 (or E1) connections for a single user. Our family of wireless broadband products are capable of operating over a wide range of frequencies with programmable data rates.

Technology demonstrations and field trials using prototype hardware and software were successfully completed during fiscal 1999. At year-end, hardware development was essentially complete, with low volume production deliveries under way for initial deployments in Canada, Europe, and the United States. Our customers forecast a rapid acceleration of production orders in fiscal 2000. Software development is essentially complete, with a period of final testing and evaluation planned for the first quarter of fiscal 2000.

Strong market interest continues in both the United States and offshore. We have responded to several opportunities with our partners and expect that we will see strong market expansion in Europe, Latin and South America, and Asia. In the U.S., a significant consolidation of spectrum holders took place after the completion of the auction process, and it now appears that the major LMDS spectrum holders are dedicated to begin nationwide deployment. On the MMDS front, two national interexchange carriers have acquired spectrum that will allow them to deploy wireless data and telephony networks in many regions throughout the U.S. This acquisition is seen as a very positive development for the MMDS industry and will likely result in deployment decisions later this year.

LMDS/MMDS PRODUCT LINE

The Company has developed an extensive and very flexible product line for LMDS and MMDS equipment to support both telephony and high-speed Internet access. These products include headend and subscriber equipment and network management systems.

HEADEND EQUIPMENT

STEL-11450 Air Interface Unit (AIU). The AIU comes in both LMDS and MMDS configurations and is populated with a:

- STEL-11560 Air Interface Control Card which provides the Internet access via high-speed fiber OC-3 connection.

- STEL-11500 Air Interface Modem (AIM) card which provides both upstream and downstream modulation/demodulation. Up to 12 AIM cards are supported.

- STEL-11550 Telephony Interface Card. Each of the cards provides up to 8 T1s or E1s.

CUSTOMER PREMISES GATEWAY PRODUCTS

- STEL-11370 Dual Ethernet Rack Mounted Unit. The base unit provides a chassis with motherboard supporting 2 Ethernet ports. Each unit can have a variety of daughter cards added to enable various telephony services:

         - STEL-11310 Single T1 or STEL-11340 Single E1

         - STEL-11320 Eight T1 or STEL-11350 Eight E1

         - STEL-11330 Basic Rate ISDN

- STEL-11050. Small Office/Residential Unit. This is a small "Set top box" unit which has one Ethernet port and up to 2 POTS connections.

NETWORK MANAGEMENT SYSTEM

The STEL UNIX based software resides in a Sun Workstation for the Air Management Unit (AMU) and on an HP Workstation for the Network Manager. Software has been developed that will support element management of all of the STEL Products on an HP Openview platform. The System provisions telephone numbers, configures the system elements, and monitors fault status.

COMMERCIAL ELECTRONIC CONTRACT MANUFACTURING

Stanford Telecom maintains a high-volume, high-quality and low-cost contract manufacturing capability. Our manufacturing capability provides highly competitive contract manufacturing for other companies as well as our own products.

The Company is distinguished as one of the few ISO 9001 certified contract manufacturers of printed circuit boards, chassis, and systems. Further evidence of our high quality standards is the fact that we have manufactured Class III medical products for the past five years.

The Company has an extensive array of automated assembly equipment for surface mount and through-hole technologies and has recently added equipment for the new ball grid array (BGA) technology. This equipment is complimented by automated in-circuit and functional test equipment.

In order to increase quality, manufacturing efficiencies, and provide real-time status, we have incorporated a paperless Work-In-Process (WIP) and on-line Statistical Process Control (SPC) systems that provide Internet access to our customers.

GENERAL

         Manufacturing

         Stanford Telecom's products are generally manufactured from standard components, its proprietary ASICs and other components or subsystems produced to the Company's specifications. Most of the Company's current products contain microprocessors for which proprietary software is designed and tested by the Company's engineers. The Company does not have a semiconductor foundry or fabrication facility. For the production of ASICs, the Company contracts with companies that have foundry capability, including American Microsystems, Inc., EBV Technologies, Lucent Technologies, Triquint Semiconductor and Zilog,Inc.

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

         Marketing and Customers

         The Company markets its products and services to agencies of the U.S. Government, prime contractors to these agencies and an increasing number of commercial customers. The Company's marketing is conducted by its management and technical staff, and in the case of its commercial business, domestic and international sales representatives are also utilized. The Company's marketing efforts for its government business consist of responding to requests for proposals and solicitations for bids from U.S. Government agencies or prime contractors to these agencies and direct marketing of its off-the-shelf, standardized products. The Company markets its ASICs and commercial products primarily through its direct sales personnel consisting of 6 full-time employees, 26 independent sales representative locations covering the U.S. and Canada and 43 other independent sales representative offices covering other international territories. The Company also places advertisements for commercial products, particularly its Wireless Broadband (LMDS/MMDS) and ASIC products, in a number of trade magazines and participates in trade shows and industry symposiums. In some cases, the major communication system integrators who are pursuing wireless broadband opportunities market the Company's' products directly to the service providers. The Company may be requested to support these marketing activities from time to time.

         During fiscal years 1999, 1998 and 1997 approximately 64%, 62% and 59%, respectively, of the Company's revenues were attributable to contracts with numerous agencies of the U.S. Government. No single contract accounted for more than 10% of revenues during fiscal years 1999, 1998 or 1997. Some of the Company's U.S. Government sales are made under letter contracts in which the final contract price is agreed upon after work has begun. To date, the Company has had a small amount of revenue from international customers. Such sales are often subject to U.S. State Department approval and export license requirements.

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

         Backlog and Bookings

         Funded backlog includes: (i) projects and orders covered by signed contracts for which the government has specifically allocated funding; and (ii) purchase orders from commercial customers. The Company's backlog is largely attributable to agencies of the U.S. Government. In the case of certain long-term contract awards, the U.S. Government typically makes the funds available over the life of the contract as opposed to the time of the contract award. In such cases the Company reports as funded bookings only the amount of the funds specifically allocated and the resultant backlog as funded backlog. The Company does not include unexercised options in backlog. The Company's funded bookings for fiscal 1999 and 1998 were $174.4 million and $163.0 million, respectively, and the Company's backlog at the end of fiscal 1999 and 1998 was $102.6 million and $93.6 million, respectively. At March 31, 1999 backlog from the Company's government and commercial businesses were approximately $75.5 million and $27.1 million, respectively. There can be no assurance that funded backlog will be completed and booked as revenue. The Company's contracts typically contain contingency provisions permitting termination by the customer at any time. Cancellation of pending contracts or termination or reductions of contracts in progress may have a material adverse effect on the Company's results of operations.

         Research and Development

         The telecommunications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products. The Company believes that its continued success depends in large part on its ability to develop new and enhanced digital telecommunications products. The Company conducts extensive research, development and engineering activities with the objective of developing products and systems that provide for cost-effective, digital wireless telecommunications and high-quality satellite communications. Since its inception, the Company has developed a number of innovative and proprietary digital telecommunications technologies through a combination of customer and internally funded research and development. Company-funded expenditures for research and development including bid and proposal activities for fiscal years 1999, 1998, and 1997 were approximately $14.1 million, $13.6 million and $11.9 million, respectively, which represented 8.5%, 8.9%, and 7.1% of total revenues, respectively.

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

         The Company continually seeks to develop new products for commercial applications to leverage its leading digital telecommunications technologies that have been funded through many military and government research and development contracts since the early 1970's. Over the last two years, the Company has significantly increased its level of independent research and development expenditures. This increase is necessary to successfully develop competitive products for the commercial telecommunications market, particularly in the field of wireless broadband communications. During fiscal year 1999 approximately $9.8 million, or 70% of the Company's R&D was invested in these strategic commercial initiatives. The Company has applied much of its research and development expenditures to commercial products and initiatives in the areas of wireless and cable broadband communications.

         Employees

         As of March 31, 1999, the Company employed 1,023 full-time and 21 part-time employees and 11 professional consultants. Of the full-time employees, 594 are in technical operations, 117 in manufacturing operations, 139 in management, 104 professional non-technical, and 69 in support positions. The majority of the Company's employees are highly skilled technical personnel. Several are nationally known leaders in the field of digital telecommunications. Over 598 employees hold advanced degrees, including approximately 34 with doctoral degrees. None of the employees are represented by a labor union and the Company has never had a work stoppage. The Company believes its employee relations to be good. Due to the nature of the Company's business, a large number of its technical employees must obtain security clearances from the U.S. Government, which limits the available pool of eligible candidates for such positions to those who can satisfy prerequisites for such clearances.

         Patents and Proprietary Rights

         The success of the Company's business depends in part upon its ability to protect trade secrets, obtain or license patents and operate without infringing on the rights of others. Although the Company has obtained patents covering certain of its technologies, it believes that the ownership of patents has not generally been a significant factor in its government business and that its success depends primarily on innovative skills, technical competence, and the marketing and managerial abilities of its personnel. The Company relies on a combination of trade secrets, copyrights, patents, nondisclosure agreements and technical measures to protect its proprietary rights in its products and technology. Such protection may not preclude competitors from developing products with features similar to the Company's products. The Company believes that patents will play an increasingly important role in its commercial business. The Company has received or filed for approximately 80 patents with the U.S. Patent and Trademark Office. The Company expects it will continue to aggressively pursue additional patents to protect its intellectual property. The Company requires its employees to execute proprietary rights and nondisclosure agreements and to maintain the confidentiality of the Company's proprietary information.

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

PROPOSED NEWBRIDGE ACQUISITION

         On June 22, 1999 Stanford Telecom entered into the Merger Agreement with Newbridge and Merger Sub, which provides for the acquisition of the Company by Newbridge in a tax-free, stock-for-stock exchange. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Stanford Telecom, and Stanford Telecom will become a wholly owned subsidiary of Newbridge.

         Consummation of the Merger is subject to certain conditions, including the following:

         - approval by Stanford Telecom's stockholders at a special meeting of stockholders, to be called for the purpose of voting on the Merger (the "Special Meeting");

         - Stanford Telecom having entered into a definitive agreement or agreements to sell certain business units (the "Non-Core Assets") to one or more third party buyers for an aggregate purchase price which will result in after-tax net cash proceeds to Stanford Telecom of not less than $102 million;

         -    regulatory approvals; and

         -    other customer conditions.

The Non-Core Assets to be sold to one or more third party buyers consist of the Company's operations in Satcom Ground Systems, Communications Systems Integration, Applied Technology Operation, Advanced Communications Systems and Manufacturing & Quality Assurance.

In the Merger, for each share of Stanford Telecom common stock, the Stanford Telecom stockholders will receive Newbridge common shares with a value equal to
(a) $30, subject to potential adjustment if the market price of the Newbridge common shares is less than $24, and (b) an amount based upon a formula which includes the proceeds from the sale of the Non-Core Assets (the "Contingent Value"). The value of the Newbridge shares to be received by the STel stockholders will be based on the average price of the Newbridge common shares during the 10 trading day period ending on the fifth trading day preceding the Special Meeting. The Contingent Value may be as high as $5; however, it is possible that the after-tax net cash proceeds from the sale of the Non-Core Assets may result in the Contingent Value being minimal. In no event will the Contingent Value be less than $0.

If the Non-Core Assets have not been sold by the closing of the Merger, then the Contingent Value will become payable following completion of the sale of the Non-Core Assets. In such event, at the time of the Merger, Newbridge and a rights agent will enter into a Contingent Value Rights Agreement and the Stanford Telecom stockholders will receive a certificate to evidence their right to the Contingent Value, which right will not be transferable.

Pursuant to the Merger Agreement, Stanford Telecom has granted Newbridge an option to acquire a non-exclusive license to the Company's wireless broadband technology (the "Technology Option Agreement"), which option would be exercisable at $69 million if a third party acquired control of Stanford Telecom. Also pursuant to the Merger Agreement, Stanford Telecom has granted Newbridge an option to purchase unissued shares of Stanford Telecom common stock equal to 19.9% of the issued and outstanding Stanford Telecom common stocks
(the "Stock Option Agreement"), at $35 per share, upon the occurrence of certain events which could give rise to a termination of the Merger Agreement.

Certain officers and directors of the Company have entered into voting agreements with Newbridge providing that they will vote, in their capacity as stockholders, in favor of the adoption of the Merger Agreement and approval of the Merger.

The foregoing summaries of certain principal terms of the Merger Agreement, Technology Option Agreement, Stock Option Agreement and voting agreements are not complete and are qualified in their entirety by reference to the agreements. Copies of the Merger Agreement, Technology Option Agreement and Stock Option Agreement and the form of the voting agreements are filed as Exhibits to the Company's Current Report on Form 8-K dated June 22,

1999, and are incorporated herein by this reference. The form of the Contingent Value Rights Agreement that may be entered into between Newbridge and a rights agent, under the circumstances described above, also is filed as an Exhibit to the Form 8-K.

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

5. The Company's Commercial Manufacturing Division enjoyed significant growth in revenues between 1993 and 1997. In 1998 and 1999 revenues were approximately $25.5 million and $27.0 million respectively. There can be no assurance that revenues will be maintained at the 1998 or 1999 levels. The Division provides manufacturing services to producers of electronics and medical products on either an inventory consignment or turnkey basis. The contract manufacturing business is subject to wide swings in demand, is price sensitive and extremely competitive. In addition, to the extent inventory is purchased in anticipation of future contracts, the failure to obtain such contracts can lead to a reduction in the value of such inventory. The Company's Commercial Manufacturing Division does not generally operate with long-term contracts and is often required to bid each new job even for its existing customers.

6. Many of the components incorporated in the Company's commercial products, including all semiconductor components, are purchased from third party vendors. Certain key components are sole sourced. From time to time, the Company may experience significant delays in component availability, including delays created by the Y2K problem, which could adversely impact the Company's ability to make timely deliveries to its customers. Such events could cause expected revenues to be delayed and the possible loss of future orders.


ITEM 2.  PROPERTIES

The Company's headquarters and principal engineering and manufacturing facilities are currently located in four adjacent buildings in Sunnyvale, California where it leases approximately 172,000 square feet. The Company's Sunnyvale facility leases will expire in December 2000. The leases contain options for renewal under terms and conditions to be negotiated at the time of expiration. The Company also leases the following premises, primarily for the performance of study, system engineering and hardware contracts:

                  Location                 Appx. Sq. Ft.   Expiration of lease
                  --------                 -------------   -------------------

         Reston, Virginia                    84,000               2008
         Colorado Springs, Colorado          46,400               2002
         Ashburn, Virginia                   39,900               2008
         Annapolis Junction, Maryland        30,900               2003
         Lowell, Massachusetts               15,300               2001
         Seabrook, Maryland                  11,300               2001
         Tinton Falls, New Jersey             8,000               2002

On August 17, 1998, the Company entered into an Agreement to Lease relating to approximately 100,800 square feet of a building that is currently under construction in Colorado Springs, Colorado. The premises are expected to be available for occupancy during the second quarter of fiscal year 2000. In connection with the Agreement to Lease, the Company signed a Lease for the premises which will become effective on the Rent Commencement Date (as defined in the Agreement to Lease). The Agreement to Lease and the Lease are filed as Exhibits to this Form 10-K.

The Company believes its current facilities, together with the new Colorado Springs facility, are suitable and adequate for the Company's operations over the next fiscal year.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved from time to time in litigation incidental to its business. Management believes that the outcome of current litigation will not have a material adverse effect on its financial position or results of operations.

In December 1996, the Company filed an action against Broadcom Corporation alleging that certain Broadcom products infringe a digital modulator patent owned by the Company. The Company and Broadcom have entered into a settlement agreement, under which Broadcom has made a substantial one-time payment to the Company, in the form of a license fee, and Broadcom has been granted a non-exclusive license to the Company's current patents and patent applications relating to transmitter or receiver technology and designs and inventions capable of use over a coaxial cable transmission medium. Each of the parties has agreed to dismiss all claims and counterclaims that were filed against the other.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.



CORPORATE OFFICERS OF THE COMPANY

Set forth below are the names and ages of the executive officers of the Company, their principal occupations at present and for the past five years, certain directorships held by each, and the term of office with the Company.

Dr. James J. Spilker, Jr. (age 65), a co-founder of the Company, has been Chairman of the Board since 1983. He served as President and Chief Executive Officer of the Company from August 1981 to June 1995. Since June 1995, Dr. Spilker also has been serving as Principal Scientist for the Company.

Dr. Val P. Peline (age 68) was elected as a Director of the Company in October 1985. Dr. Peline joined the Company as its President and Chief Executive Officer effective June 5, 1995. Dr. Peline served as President of the Electronic Systems Group, a division of Lockheed Corp., from 1987 until he retired from such position in March 1995. Dr. Peline had been President of the Lockheed Space Division from 1984 to March 1987.

Mr. Leonard Schuchman (age 62) was elected as a Director of the Company in April 1985. Mr. Schuchman joined the Company in January 1976 and became Vice President in February 1977. He is responsible for directing the Company's Communications Systems Integration group.

Mr. Ernest L. Dickens, Jr. (age 52) joined the Company in October 1981. From April 1990 to October 1995 he directed the Company's Government Systems Services operation. Mr. Dickens was elected Vice President in November 1995 and currently directs the Company's Satcom Ground Systems operation.

Mr. Bronic C. Knarr (age 53) joined the Company in November 1988. From November 1988 to April 1992 Mr. Knarr held various management positions at the Company in support of key programs. From April 1992 to September 1995 Mr. Knarr directed the Company's Satellite Communications operations. In September 1995 Mr. Knarr was appointed director of the Company's Manufacturing and Quality Assurance operation and was elected Vice President in November 1995.

Dr. John E. Ohlson (age 59) joined the Company in March 1981 as Director of Telecommunications Programs Operations and became Vice President in January 1982. In February 1991 he was named Director of Military Ground Terminals. Dr. Ohlson directed the Satellite Communications Group from June 1992 to November 1994. Dr. Ohlson was named as the Company's Chief Technical Officer in November 1994 and currently directs the Company's Satellite Personal Communications operation.

Mr. Gary S. Wolf (age 48) joined the Company in May 1978 and was elected Vice President, Chief Financial Officer, Secretary and Treasurer in December 1984. In January 1997 he was promoted to Executive Vice President.

Mr. Jerome F. Klajbor (age 43) joined the Company in February 1989. Mr. Klajbor served as a Contracts Manager for the Company from 1989 to 1991. From 1991 to 1996, Mr. Klajbor served as Director and subsequently Vice President of Administration and Finance for the Company's Communication Navigation Systems Operation. He was appointed Vice President and Chief Financial Officer of the Company in January 1997.

                                     PART II

ITEM 5. - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Incorporated by reference from page 35 of the Company's 1999 Annual Report to Stockholders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Incorporated by reference from page 34 of the Company's 1999 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from pages 17 through 22 of the Annual Report to Stockholders.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of Stanford Telecommunications, Inc. as of March 31, 1999 and March 31, 1998 and for each of the three years in the period ended March 31, 1999 and the report of independent public accountants thereon are incorporated by reference from pages 23 through 33 of the Annual Report to Stockholders. See Part IV, Item 14(a).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors-Information with Respect to Nominees and Directors" beginning on page 2 of the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference and made a part hereof in response to the information required by this item. In addition, certain information pertaining to executive officers of the Company is set forth on pages 16-17 hereof.

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

Inapplicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following report, financial statements and other information are incorporated by reference from the Annual Report to stockholders and form a part of this report:

                                                          Reference Page
                                                          --------------

                                                      1999
                                                      Annual
                                                      Report        Form 10-K
                                                      ------        ---------
1. Financial Statements.

   Report of Independent Public
   Accountants                                         23

   Consolidated statements of income for
   each of the three years in the period
   ended March 31, 1999                                23

   Consolidated balance sheets at March 31, 1999
   and  March 31, 1998                                 24

   Consolidated statements of shareholders' equity
   for each of the three years in the period ended
   March 31, 1999                                      25

   Consolidated statements of cash flow for each
   of the three years in the period ended
   March 31, 1999                                      26

   Notes to consolidated financial statements          27

2. Financial Statement Schedules

   Report of Independent Public Accountants on Schedules                 25
   Schedule II - Valuation and Qualifying Accounts                       26

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

With the exception of such information in the 1999 Annual Report to Stockholders specifically incorporated herein by reference, the 1999 Annual Report to Stockholders is not deemed "filed" as part of this report.

3.       Exhibits.

Exhibit Number                     Description
--------------                     -----------

2.1(10) Agreement and Plan of Merger, dated as of June 22, 1999, by and between the Company, Newbridge Networks Corporation and Saturn Acquisition Corp.

3.1(2)    Certificate of Incorporation, as amended.

3.2       Bylaws, as amended.

4.1(6) Rights Agreement dated as of May 9, 1995 between the Company and The First National Bank of Boston.

4.2 Amendment No. 1 to Rights Agreement dated June 18, 1999 between the Company and BankBoston, N.A. (successor to the First National Bank of Boston).

4.3       Agreement re. Rights of Holders of Long-Term Debt.

10.1(5) Consolidated, Amended and Restated Deed of Lease for the premises located at 1761 Business Center Drive, Reston, Virginia dated October 1, 1993 between the Company and the Variable Annuity Life Insurance Company.

10.2*(1)  1982 Stock Option Plan, as amended, and form of Agreements.

10.3*     1992 Employee Stock Purchase Plan, as amended.

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

10.9(9)   Second Amendment to the Credit Agreement dated December 12,1997.

10.10(9) Office lease Agreement for 45145 Research Place, Ashburn, Virginia dated June 17, 1997 between the Company and Opus East, LLC a Delaware limited liability company.

10.11(9) Rider No. three (3) to consolidated, amended and restated deed of lease agreement dated May 15, 1998, between the Company and A&A Fairfax Four L.L.C.

10.12     Third Amendment to the Credit Agreement dated August 24, 1998.

10.13     Fourth Amendment to the Credit Agreement dated December 18, 1998.

10.14 Agreement to Lease Office and Manufacturing Facility dated August 17, 1998 between the Company and Cherokee Equities, LLC a Colorado limited liability company, as amended by First Addendum Agreement to Lease.

10.15 Lease dated August 17, 1998, between the Company and Cherokee Equities, LLC a Colorado limited liability company

13.1(7) Excerpts from the Annual Report to Stockholders for the fiscal year ended March 31, 1999.

21.1      Subsidiaries

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

(8) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(10) Incorporated by reference from the Company's Current Report on Form 8-K dated June 22, 1999, filed on June 25, 1999.

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

                                             STANFORD TELECOMMUNICATIONS, INC.


Dated: June 24, 1999                         /s/ James J. Spilker, Jr.
                                             --------------------------------
                                             James J. Spilker, Jr.
                                             Chairman of the Board

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                                  Title                                       Date
         ---------                                  -----                                       ----

/s/ James J. Spilker, Jr.                   Chairman of the Board                            June 24, 1999
-----------------------------
James J. Spilker, Jr.


/s/ Val P. Peline
-----------------------------               President (Principal Executive                   June 28, 1999
Val P. Peline                               Officer) and Director


/s/ Jerome F. Klajbor
-----------------------------               Chief Financial Officer                          June 28, 1999
Jerome F. Klajbor                           (Principal Financial
                                            and Accounting Officer)




/s/ Michael Berberian
-----------------------------               Director                                         June 28, 1999
Michael Berberian

/s/ John W. Brownie
-----------------------------               Director                                         June 28, 1999
John W. Brownie



/s/ Leonard Schuchman                       Vice President and Director                      June 28, 1999
-----------------------------
Leonard Schuchman


/s/ C. J. Waylan
-----------------------------               Director                                         June 28, 1999
C. J. Waylan


/s/ Robert Calafell
-----------------------------               Director                                         June 28, 1999
Robert Calafell

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON SCHEDULES

To Stanford Telecommunications, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Stanford Telecommunications, Inc.'s annual report to stockholders incorporated by reference in this Form l0-K, and have issued our report thereon dated May 1, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed at Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





ARTHUR ANDERSEN LLP

San Jose, California
May 1, 1999

                                   SCHEDULE II

                        STANFORD TELECOMMUNICATIONS, INC.
                        Valuation and Qualifying Accounts
                        Three years ended March 31, 1999
                                 (In Thousands)



Allowance for doubtful accounts


         Bal. at Beg.    Charged (Credited       Bad Debts        Bal. at End
Year      of Period       back) to Expense      Written Off        of Period
----      ---------       ----------------      -----------        ---------

1997        $  920           $  135              $  (32)            $1,023
1998        $1,023           $ (290)             $  (22)            $  711
1999        $  711           $ (157)             $  (21)            $  533