Form 10-Q
period 1999-06-30
STANFORD TELECOMMUNICATIONS INC
filed 1999-08-13
CIK 725727

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------

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

                             --------------------

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

                        13,210,572 as of August 4, 1999

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                         ITEM 1. FINANCIAL STATEMENTS
                         ----------------------------

                       STANFORD TELECOMMUNICATIONS, INC.
                       ---------------------------------

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  -------------------------------------------

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

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Stanford Telecommunications, Inc. 1999 Annual Report.

The results of operations for the first three months of fiscal year 2000 ended June 30, 1999 are not necessarily indicative of results to be expected for the entire year ending March 31, 2000.

                       STANFORD TELECOMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (in thousands, except per share amounts)

                                                                         Three Months
                                                                         Ended June 30,
                                                                      -------------------
                                                                        1999        1998
                                                                      -------     -------
Revenues
     Products and services                                            $43,246     $44,362
     Licenses                                                          17,750         --
                                                                      -------     -------
     Total revenues                                                    60,996      44,362
Cost of revenues                                                       37,329      34,919
                                                                      -------     -------
    Gross profit                                                       23,667       9,443
                                                                      -------     -------
Expenses
    Research and development                                            2,754       3,709
    Marketing and administrative                                        6,041       4,712
                                                                      -------     -------
       Total expenses                                                   8,795       8,421
                                                                      -------     -------
Operating income                                                       14,872       1,022
Interest income                                                           393         484
                                                                      -------     -------
Income before provision for income taxes                               15,265       1,506
Provision for income taxes                                             (4,732)       (467)
                                                                      -------     -------
Net income                                                            $10,533     $ 1,039
                                                                      -------     -------
Earnings per share
     Shares used in computing basic earnings per share                 13,139      12,976
                                                                      -------     -------
     Basic earnings per share                                         $  0.80     $  0.08
                                                                      =======     =======
     Shares used in computing diluted earnings per share               13,495      13,171
                                                                      =======     =======
     Diluted earnings per share                                       $  0.78     $  0.08
                                                                      =======     =======

See accompanying notes

                       STANFORD TELECOMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amount)

                                                                                      June 30,        March 31,
                                                                                        1999            1999
                                                                                     -----------     -----------
                                                                                     (Unaudited)
ASSETS
    Current assets:
      Cash and cash equivalents                                                       $ 15,340        $ 19,400
      Short-term investments                                                            29,148           9,934
      Accounts receivable                                                               27,463          30,086
      Unbilled receivables                                                              24,172          23,955
      Inventories, net of related progress billings                                     12,341          13,973
      Prepaid taxes and other                                                            4,510           3,963
                                                                                      --------        --------
         Total current assets                                                          112,974         101,311
                                                                                      --------        --------

    Property and equipment at cost:
      Electronic test equipment                                                         51,007          50,557
      Furniture and fixtures                                                             4,070           4,021
      Leasehold improvements                                                             4,506           4,472
                                                                                      --------        --------
                                                                                        59,583          59,050
      Less:  Accumulated depreciation and amortization                                 (47,865)        (46,385)
                                                                                      --------        --------
         Net property and equipment                                                     11,718          12,665
                                                                                      --------        --------
      Other assets                                                                       1,046           1,087
                                                                                      --------        --------
                                                                                      $125,738        $115,063
                                                                                      ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term obligations                                     $     32        $     40
      Accounts payable                                                                   4,224          10,426
      Advance payments from customers                                                    2,885           2,738
      Accrued liabilities                                                                8,173           7,801
      Accrued income taxes                                                               8,749           3,961
                                                                                      --------        --------
         Total current liabilities                                                      24,063          24,966
                                                                                      --------        --------

    Long-term obligations, less current maturities                                          66              73
                                                                                      --------        --------
    Other long-term liabilities                                                            542             595
                                                                                      --------        --------

    Shareholders' equity:
      Common shares - par value $.01; 25,000 shares authorized
         Outstanding    - 13,188 shares at June 30, 1999                                   132             131
                        - 13,067 shares at March 31, 1999

      Paid-in capital                                                                   44,677          43,573
      Retained earnings                                                                 56,258          45,725
                                                                                      --------        --------
         Total shareholders' equity                                                    101,067          89,429
                                                                                      --------        --------
                                                                                      $125,738        $115,063
                                                                                      ========        ========

See accompanying notes.

                       STANFORD TELECOMMUNICATIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                                            Three Months Ended
                                                                                                 June 30,
                                                                                           --------------------
                                                                                             1999         1998
                                                                                           --------    --------
Operating activities:
    Net income                                                                             $ 10,533    $  1,039
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                           1,616       1,527
      Issuances of stock to employees under award plans                                          10           8
      Change in provision for losses on receivables, contracts and inventories                1,327        (185)
      Loss on disposition of property and equipment                                               5          33
    (Increase) decrease in assets:
      Receivables billed and unbilled                                                         1,781      (1,324)
      Inventories                                                                               930         184
      Prepaid taxes and other assets                                                           (506)     (2,708)
    Increase (decrease) in liabilities:
      Accounts payable, advance payments, and accrued liabilities                            (5,683)      2,339
      Other long-term liabilities                                                               (53)        (50)
      Accrued income taxes                                                                    4,788       1,497
                                                                                           --------    --------
         Net cash provided by operating activities                                           14,748       2,360
                                                                                           --------    --------

Investing activities:
      Proceeds from maturities of short-term investments                                      9,934      11,657
      Purchases of short-term investments                                                   (29,148)    (13,738)
      Purchases of property and equipment                                                      (674)     (1,418)
                                                                                           --------    --------
         Net cash used in investing activities                                              (19,888)     (3,499)
                                                                                           --------    --------

Financing activities:
      Payments on capital lease obligations                                                     (15)        (17)
      Proceeds from transactions under stock plans                                            1,095         327
                                                                                           --------    --------
         Net cash provided by financing activities                                            1,080         310
                                                                                           --------    --------

Net decrease  in cash and cash equivalents                                                   (4,060)       (829)

Cash and cash equivalents at beginning of period                                             19,400      13,914
                                                                                           --------    --------

Cash and cash equivalents at end of period                                                 $ 15,340    $ 13,085
                                                                                           ========    ========

See accompanying notes.

                       STANFORD TELECOMMUNICATIONS, INC.
         Notes to Condensed Consolidated Interim Financial Statements

                                  (Unaudited)
                                 June 30, 1999

1. Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information.

2. Fiscal Year: The Company's fiscal year ending March 31, 2000 is comprised of four 13-week quarters. Fiscal year ended March 31, 1999 was comprised of one 14-week quarter (quarter ended June 30, 1998) and three 13-week quarters.

3. Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and related indirect expenses. General and administrative costs are only included in inventory for government contracts, as such costs are reimbursed by the government.

     The components of inventory are as follows (in thousands):

                                                                             June 30, 1999         March 31, 1999
                                                                             -------------         --------------
                  Work-in-progress                                              $ 9,267               $ 11,250
                  Finished goods                                                  2,992                  2,696
                  Allocated general and administrative costs                        141                     83
                  Less:  progress billings                                          (59)                   (56)
                                                                                -------               --------
                                                                               $ 12,341               $ 13,973
                                                                               ========               ========

4. Earnings per share: Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the diluted weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur upon exercise of outstanding stock options.

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS (in thousands):

                                                                       June 30, 1999     June 30, 1998
                                                                       -------------     --------------
           Shares used to compute basic EPS                               13,139            12,976
           Add effect of dilutive securities:
                Stock options                                                356               195
                                                                          ------            ------
           Shares used to compute diluted EPS                             13,495            13,171
                                                                          ======            ======

     Options to purchase approximately 85,000 and 455,000 weighted shares outstanding during the first quarter of fiscal years 2000 and 1999 respectively were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during those periods.

5. Comprehensive Income: Effective April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the first quarter of fiscal years 2000 and 1999, the Company's net income was equal to comprehensive income as defined in SFAS 130.

6. Segment reporting: On March 31, 1999 Stanford Telecommunications, Inc. adopted statement of Financial Accounting Standard (SFAS) Number 131 "Disclosures about segments of an Enterprise and Related Information." SFAS 131 establishes standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker when deciding how to allocate resources and when assessing performance. The Company's chief operating decision making group is the Executive Staff, which is comprised of the Chief Executive Officer and Executive Vice Presidents. The adoption of SFAS 131 did not have a material effect on the company's primary financial statements, but has expanded the disclosure of segment information contained elsewhere herein.

     The Company classifies its business into three operating segments: Base Business, Wireless Broadband and Contract Manufacturing. Base Business consists of multiyear hardware and software engineering services for data and voice communications systems. Wireless Broadband consists of the development and production of products for two-way transmission of high-speed digital data and voice. Contract Manufacturing provides manufacturing services for both the Company's products as well as products for other companies. Stanford Wireless Broadband Inc., consists of Contract Manufacturing and Wireless Broadband segments.

     Information as to the operation of the company in different business segments is set forth below based on the nature of the products and services offered. The company evaluates performances based on several functions of which the primary financial measure is business segment operating income. The accounting polices of the segments are the same as those described in the summary of significant accounting policies within the notes within the consolidated financial statements. Intersegment sales are generally accounted for at cost.

     The following summarize selected financial information by segment:

Operating Segments                                                                                Non Segment
------------------                               Base         Wireless        Contract            Property &
(in thousands)                                 Business       Broadband     Manufacturing          Equipment         Total
                                               --------       ---------     -------------         -----------        -------
June 30, 1999
Revenues before elimination                     $54,751        $ 1,569         $ 7,670                               $63,990
Revenues-Other segments                            (995)            (1)         (1,998)                               (2,994)
Revenues-Unaffiliated customers                  53,756          1,568           5,672                                60,996
Operating Income (loss)                          19,175         (3,330)           (973)                               14,872
Net Property and Equipment                        7,123          2,176            1,807                $612           11,718
Capital Expenditures                                571             71              --                   32              674

June 30, 1998
Revenues before elimination                      35,691          1,490           9,762                                46,943
Revenues-Other segments                            (881)            --          (1,700)                               (2,581)
Revenues-Unaffiliated customers                  34,810          1,490           8,062                                44,362
Operating Income (loss)                           4,101         (2,654)           (425)                                1,022
Net Property and Equipment                        8,159          2,150           2,839                  845           13,993
Capital Expenditures                            $   891        $   295         $    31                 $201          $ 1,418

     The Company's assets are located in the United States. Through June 30, 1999, the Company has derived its revenues primarily from customers located in the United States.

7. On June 22, 1999 the Company entered into an agreement and plan of merger with Newbridge Networks Corporation, a Canadian corporation ("Newbridge"), which provides for the acquisition of the Company by Newbridge in a tax-free, stock-for-stock exchange valued at approximately $490 million. Consummation of the merger is subject to certain conditions, including the following:

         o Approval by the Company's stockholders at a special meeting of stockholders, to be called for the purpose of voting on the merger;
         o The Company having entered into a definitive agreement or agreements to sell certain business units (the "Non-Core Assets") to one or more third party buyers for an aggregate purchase price which will result in after-tax net cash proceeds to the Company of not less than $102 million;
         o   Regulatory approvals; and
         o   Other customary conditions.

     The Non-Core Assets to be sold to one or more third party buyers consist of the Company's operations in Satcom Ground Systems, Communications Systems Integration, Applied Technology Operation, Advanced Communications Systems and Manufacturing & Quality Assurance.

     In the merger, for each share of the Company's common stock, the Company's stockholders will receive Newbridge common shares with a value equal to (a) $30, subject to adjustment if the value of the Newbridge common shares is less than $24, and (b) an amount based upon a formula which includes the proceeds from the sale of the Non-Core Assets (the "Contingent Value"). The number of Newbridge shares to be received by the stockholders will be determined based on the average price of the Newbridge common shares during the 10 trading day period ending on the fifth trading day preceding the Special Meeting.

     If the Non-Core Assets have not been sold by the closing of the Merger, then the Contingent Value will become payable following completion of the sale of the Non-Core Assets. In such event, at the time of the Merger, Newbridge and a rights agent will enter into a Contingent Value Rights Agreement and the Company's stockholders will receive a certificate to evidence their right to the Contingent Value, which right will not be transferable.

     Pursuant to the merger agreement, the Company has granted Newbridge an option to acquire a non-exclusive license to the Company's wireless broadband technology (the "Technology Option Agreement"), which option would be exerisable at $69 million if a third party acquired control of the Company. Also pursuant to the merger agreement, the Company has granted Newbridge an option to purchase shares of the Company's common stock equal to 19.9% of its issued and outstanding common stock at the time the option becomes exercisable (the "Stock Option Agreement"). The option becomes exercisable only in specified circumstances that could result in termination of the merger agreement. The option has an exercise price of $35 per share.

     Certain officers and directors of the Company have entered into voting agreements with Newbridge providing that they will vote, in their capacity as stockholders, in favor of the adoption of the merger agreement and approval of the merger.

     The foregoing summaries of the Merger Agreement, Technology Option Agreement, Stock Option agreement and Voting Agreements are not complete and are qualified in their entirety by reference to the Agreements. Copies of the Merger Agreement are filed in Form 8-K.


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

Commencing in the late 1980's, the Company began to pursue commercial opportunities utilizing its digital telecommunications technology developed and enhanced by the Company since its inception. Commercial revenues have risen from less than 6% of total revenues in fiscal year 1989 to approximately 38% of total revenues in fiscal year 1999. During the first three months of fiscal year 2000, commercial revenues amounted to approximately 49% of the total revenues reported. These commercial revenues include approximately $17.8 million in licensing fees for certain patents and products associated with the Company's cable modem technology. The Company includes in commercial revenues sales of standard or off-the-shelf products to any customers, including government customers.

The Company's operating results have from time to time been adversely affected by non-recoverable cost overruns on certain fixed-price contracts, primarily fixed-price development contracts which have included significant software and hardware development. The Company has instituted management controls to closely monitor its bidding process and costs incurred on fixed-price development contracts, however, no assurance can be given that the Company will not incur losses on future fixed-price contracts or additional losses on existing contracts. The Company believes that development contracts are an important element in maintaining its technological leadership position in digital telecommunications. As a result, the Company may incur losses on certain fixed-price contracts. Such losses will be charged against results of operations in the period when they first become known, typically near the initiation of the contract and may have a material adverse effect on the Company's results of operations.

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

PARENT-SUBSIDIARY OVERVIEW
--------------------------

The Company has invested heavily in the development of a family of products to deliver telephone and data services over wireless broadband links. The high level of R&D expenses associated with the development of the wireless broadband family impacted the earnings results for the Company's base business over the past several years. During the first quarter of fiscal year 2000, the Company delivered initial LMDS/MMDS production units and anticipates that production revenues will continue to increase as the demand in the broadband wireless market materializes. In order to provide further detail as to the level of revenues, cost of revenues, and operating expenses incurred by the base business and the corresponding financial performance of the broadband wireless business, the Company established a wholly owned subsidiary, Stanford Wireless Broadband, Inc. in June 1998. In addition to providing financial visibility, the establishment of the subsidiary allows the Company's wireless broadband customers the benefit of working with a unique and separate entity dedicated to the broadband family of products. The table shown below provides a summary of the financial performance for the base business operations and Stanford Wireless Broadband, Inc. for the three months ended June 30, 1999.

                                                                           Base              Stanford Wireless
        (in thousands)                                                   Business             Broadband, Inc.
                                                                         --------            -----------------
        Revenues from unaffiliated customers                              $53,756                  $ 7,240

        Cost of revenues                                                   28,682                    8,647
                                                                          -------                  -------
           Gross profit (loss)                                             25,074                   (1,407)
                                                                          -------                  -------
        Expenses
           Research and development                                         1,326                    1,428
           Marketing and administrative                                     4,573                    1,468
                                                                          -------                  -------
              Total expenses                                                5,899                    2,896
                                                                          -------                  -------
        Operating income (loss)                                           $19,175                  $(4,303)
                                                                          =======                  =======

For the first quarter of fiscal year 2000, revenues of the Base Business segments consisted of $36.0 million and $17.8 million associated with products/services and licensing fees, respectively. Revenues for Stanford Wireless Broadband, Inc. consisted of $5.7 million and $1.6 million from the Company's Contract Manufacturing segment and Wireless Broadband segment, respectively. The Company's Wireless Broadband Subsidiary's operating loss of $4.3 million for the first quarter of fiscal year 2000 was attributable to lower margins on the initial product deliveries, high level of costs associated with activities necessary to support worldwide LMDS/MMDS field trials, and an operating loss associated with the Company's Contract Manufacturing segment due to lower revenues. Operating income for the base business segment of $19.2 million was primarily derived from licensing fees for certain patents and products associated with the Company's cable modem technology.

BUSINESS SEGMENTS OVERVIEW
--------------------------

The Company classifies its business into three reportable segments: Base Business, Wireless Broadband and Contract Manufacturing. The Base Business segment primarily includes multi-year hardware and software engineering services for data and voice communications. The primary customer for the Base Business segment is the U.S. Government, however, 42% of the revenues during the first quarter of fiscal year 2000 were derived from the sale of commercial products and services including $17.8 million of licensing fees for certain patents and products associated with the Company's cable modem technology. The Wireless Broadband segment develops and produces hardware for broadband wireless applications for the two-way, high-speed transmission of voice and data. Finally, the Contract Manufacturing segment is in the business of providing manufacturing services both for the Company's products as well as products for other companies.

                                                           Three months ended June 30 (In thousands)
                                                           -----------------------------------------
                                                          Revenues                    Operating Income (Loss)
                                                          --------                    -----------------------
                                                 FY 2000           FY 1999           FY 2000           FY 1999
   ---------------------------------------------------------------------------------------------------------------
   Base Business                                  $54,751           $35,691          $19,175           $ 4,101
   Wireless Broadband                               1,569             1,490           (3,330)           (2,654)
   Contract Manufacturing                           7,670             9,762             (973)             (425)
   Less: Intra-Company Revenues                    (2,994)           (2,581)             --                --
                                                  -------           -------          -------           -------
   Stanford Telecommunications, Inc.              $60,996           $44,362          $14,872           $ 1,022
                                                  -------           -------          -------           -------

Segment Revenues. Base Business segment revenues increased from $35.7 million for the first quarter of fiscal 1999 to $54.8 million recorded for the first quarter of fiscal year 2000 primarily as a result of realizing $17.8 million in licensing fees for certain patents and products associated with the Company's cable modem technology. Revenues for the Wireless Broadband segment were substantially equal at $1.6 million and $1.5 million for the first quarter of fiscal years 2000 and 1999, respectively. Approximately 60% of revenues for the first quarter of fiscal year 2000 represented initial production deliveries of the Company's LMDS products. The decrease in the Contract Manufacturing segment revenues from $9.8 million in the first quarter of fiscal year 1999 to $7.7 million in the first quarter of fiscal year 2000 was primarily the result of a $2.4 million decrease in sales associated with the contract manufacturing of products for other companies. Internal manufacturing sales increased by $0.3 million from the first quarter of fiscal year 1999 to the first quarter of fiscal year 2000 primarily as a result of an increase in the production of the Company's wireless broadband products. The Company anticipates that internal sales in the Manufacturing segment will increase in future quarters as the demand increases for the Company's wireless broadband products.

Segment Operating Income (Loss). The increase in operating income of the Base Business segment from $4.1 million in the first quarter of fiscal year 1999 to $19.2 million in the first quarter of fiscal year 2000 is mainly the result of recording $17.8 million in licensing fees for certain patents and products associated with the Company's cable modem technology offset by increases in marketing and administrative expenses. Marketing and administrative expenses increased by $1.5 million of which $1.1 million was primarily the result of increased legal expenses associated with the patent infringement case brought by the Company against Broadcom Corporation which was settled during the latter part of the first quarter of fiscal year 2000. In addition, operating income was impacted by approximately $1.1 million due to a decrease in gross margins on the Base Business segment services/products revenue base primarily resulting from a decrease in higher margin commercial contracts.

The increase in operating loss of the Wireless Broadband segment from $2.7 million in the first quarter of fiscal year 1999 to $3.3 million in the first quarter of fiscal year 2000 was primarily the result of lower gross margins on initial production shipments and increased costs associated with LMDS and MMDS field trials. The Wireless Broadband segment did however realize a $1.3 million decrease in research and development expenses in the first quarter of fiscal year 2000 compared to the first quarter of the previous fiscal year as the Company's LMDS products transition from development to production.

The Contract Manufacturing segment operating loss of $1.0 million in the first quarter of fiscal year 2000 compared to $0.4 million loss in the first quarter of fiscal year 1999 was primarily attributable to lower gross margin percentages and a decrease in revenues.

Quarterly Results
-----------------

The following table presents the Company's consolidated financial results by quarter for fiscal 1999 and the first quarter of fiscal 2000. The Company's fiscal year ending March 31, 2000 is comprised of four 13-week quarters. Fiscal year ended March 31, 1999 was comprised of one 14-week quarter (quarter ended June 30, 1998) and three 13-week quarters. These quarterly financial results are unaudited. In the opinion of management, however, they have been prepared on the same basis as the audited financial information and include all adjustments necessary for a fair presentation of the information set forth therein. The operating results for any quarter are not necessarily indicative of the results that may be expected for any future period.

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

                                 Quarter Ended
                    Consolidated Statements of Income Data
                     (in thousands, except per share data)

                                                                                Fiscal 1999                    Fiscal 2000
                                                                ------------------------------------------     -----------
                                                                June 30      Sept. 30   Dec. 31    Mar. 31      June 30
                                                                -------      --------   -------    -------      --------
        Revenues                                                $44,362      $40,705    $37,132    $43,206      $ 60,996
        Cost of revenues                                         34,919       32,724     29,856     33,812        37,329
                                                                -------      -------    -------    -------      --------
        Gross profit                                              9,443        7,981      7,276      9,394        23,667
                                                                -------      -------    -------    -------      --------

        Expenses:
           Research and development                               3,709        3,417      3,363      3,616         2,754
           Marketing and administrative                           4,712        4,485      5,002      5,727         6,041
                                                                -------      -------    -------    -------      --------
        Total expenses                                            8,421        7,902      8,365      9,343         8,795
                                                                -------      -------    -------    -------      --------

        Operating income (loss)                                   1,022           79    (1,089)         51        14,872
        Interest income                                             484          417        395        584           393
                                                                -------      -------    -------    -------      --------
        Income (loss) before provision for income taxes           1,506          496      (694)        635        15,265
        (Provision) benefit for income taxes                       (467)        (154)       215       (196)       (4,732)
                                                                -------      -------    -------    -------      --------
        Net income (loss)                                       $ 1,039      $   342    $  (479)   $   439      $ 10,533
                                                                =======      =======    =======    =======      ========
        Earnings (loss) per Share (EPS)
          Shares used in computing basic earnings per share      12,976       12,993     12,974     13,027        13,139
                                                                =======      =======    =======    =======      ========
          Basic earnings (loss) per share                       $  0.08      $  0.03    $ (0.04)   $  0.03      $   0.80
                                                                =======      =======    =======    =======      ========

          Shares used in computing diluted earnings per share    13,171       13,122     12,974     13,202        13,495
                                                                =======      =======    =======    =======      ========
          Diluted earnings (loss) per share                     $  0.08      $  0.03    $ (0.04)   $  0.03      $   0.78
                                                                =======      =======    =======    =======      ========

Comparison of the First Quarter Ended June 30, 1999 and 1998
------------------------------------------------------------

Revenues. Revenues were $61.0 million and $44.4 million for the first quarter of fiscal years 2000 and 1999, respectively, representing an increase of approximately 38%. The increase in revenues was mainly attributable to $17.8 million in licensing fees recorded for the Base Business segment. The increase in revenues was offset by a $2.4 million decrease in revenues recorded for the Contract Manufacturing segment. The Company expects that commercial sales in its Wireless Broadband segment will increase during the remainder of fiscal year 2000. In addition, as a result of strong bookings in fiscal year 1999 and a significant contract award during the first quarter in the Base Business segment, the Company anticipates growth in this segment primarily associated with sales to the Government. The Company does not anticipate receiving significant license fees similar to those recorded in the first quarter of fiscal year 2000 in future quarters.

Cost of Revenues. Cost of revenues were $37.3 million and $34.9 million for the first quarter of fiscal years 2000 and 1999, respectively. The increase in cost of revenues is mainly attributable to higher cost of goods in the Base Business segment during the first quarter of fiscal 2000 compared to the first quarter of the previous fiscal year. The increase in gross margin percentage from 21% in the first quarter of fiscal year 1999 to 39% in the first quarter of fiscal year 2000 is primarily attributable to license fees the Company recorded for certain patents and products associated with the Base business segment's cable modem technology.

Research and Development. Research and development expenses, including bid and proposal expenses, were $2.8 million and $3.7 million during the first quarter of fiscal years 2000 and 1999, respectively. Excluding bid and proposal expenses, the Company's research and development applied to the development of its products was $2.1 million and $3.2 million during the first quarter of fiscal years 2000 and 1999, respectively. The decrease in research and development is mainly attributable to a $1.3 million decrease in expenses within the Wireless Broadband segment as the LMDS/MMDS products transition from development to production. Base Business segment research and development expenses increased from $1.0 million in the first quarter of fiscal year 1999 to $1.3 million in the first quarter of fiscal year 2000. The increase in expenses is attributable to higher levels of expenditures in both research and development and bid and proposals associated with the Base Business segment. The Company anticipates that bid and proposal expenses will increase during fiscal year 2000 as a result of increased Government related business opportunities in the Base Business segment.

Marketing and Administrative. Marketing and administrative expenses were $6.0 million and $4.7 million for the first quarter of fiscal year 2000 and 1999, respectively. The increase in cost was primarily the result of significant legal expenses associated with a patent infringement case brought by the Company against Broadcom Corporation and increased marketing expenses in pursuit of Government and commercial opportunities in the Base Business segment. The patent infringement case was settled during the latter part of the first quarter of fiscal 2000.

Operating Income. Operating income was $14.9 million and $1.0 million for the first quarter of fiscal years 2000 and 1999, respectively. The increase in operating income was primarily the result of recording $17.8 million in license fees for certain patents associated with the Base Business segment's cable modem technology, offset by lower margins on various commerical programs.

Interest Income. Interest income for the first quarter of fiscal 2000 remained significantly unchanged from the first quarter of the previous fiscal year at approximately $0.4 million. The Company expects interest income to increase over previous fiscal quarters due to the increase in the Company's cash position.

Provision for Income Taxes. Provision for income taxes was $4.7 million and $0.5 million for the first quarter of fiscal years 2000 and 1999, respectively. This represents a provisional tax rate of 31.0% for the first quarter of fiscal 2000 and 1999.

Bookings and Backlog
--------------------

Funded bookings were $55.9 million and $43.0 million for the first quarter of fiscal 2000 and 1999, respectively. The Company's backlog at the end of the first quarter of fiscal 2000 was $97.5 million compared to $92.2 million at the end of the first quarter of fiscal 1999.

Liquidity and Capital Resources
-------------------------------

Working capital increased from $76.3million to $88.9 million at March 31, 1999 and June 30, 1999, respectively. The increase in working capital is attributable to cash generated from net income related to the revenues for licensing fees for certain patents and products associated with its cable modem technology. Licensing fees recognized during the first quarter of fiscal 2000 totaled $17.8 million.

During the first quarter ended June 30, 1999 $14.7 million of cash was provided by operations compared to $2.4 million during the first quarter ended June 30, 1998. This increase resulted from the licensing fees collected and the decrease in accounts receivable. The decrease in accounts receivable is related to the payment of $2.0 million against a $3.9 million secured note receivable. Accounts receivable as of June 30, 1999 includes the unpaid balance of $1.9 million against this secured note. The Company expects to recover the full value of the note receivable.

The Company has a bank credit commitment of $15.0 million, which it has used to augment cash flow needs and to secure term loans or standby letters of credit. Available borrowings under this line at June 30, 1999, were $15.0 million. Under this credit line, the Company must maintain certain financial covenants. The Company was in compliance with all covenants throughout fiscal year 1999 and the first quarter of fiscal year 2000. At June 30, 1999, the Company's long-term obligations (including current maturities) and capital lease obligations totaled approximately $0.1 million. At June 30, 1999, cash and cash equivalents of $15.3 million were held in money market accounts. In addition, short-term investments of $29.1 million were held in U.S. Government Treasury securities.

The Company believes that its current cash position, funds generated from operations, and funds available from its existing bank credit agreement, will be adequate to meet the Company's requirements for working capital, capital expenditure and debt service for this fiscal year.

Year 2000 Issues

In March 1998, the Company's Corporate Steering Committee implemented a remediation plan to address mission-critical software (mission-critical is defined as software of systems that can seriously impair the Company's ability to conduct its business) and products impacted by the Y2K issue. This plan included Information Technology "IT" systems, as well as "non-IT" systems such as building security systems. The Company's IT system is compliant and currently operating without any significant problems for the Company's fiscal year 2000, which commenced on April 2, 1999. Other mission-critical software has been tested or is in the process of being tested, updated or replaced. This was the first two phases of the Company's plan. At this time, the costs associated with these phases have been less than $100,000, and software that has been replaced has been done so in conjunction with planned changes not in connection with the Y2K issue.

The third phase of the Company's plan involves the assessment of its products that might be impacted by the Y2K issue. At this time, 96% of the Company's products over the last 10 years have been reviewed. The remaining 4% are being reviewed, as well as the Company's current products. The Company estimates that it will complete this review by the end of the second quarter of fiscal year 2000.

The final phase of the Company's plan is to draft and put into effect any contingency plan necessary to mitigate any Y2K issues. This phase is to be completed by September 1999.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of the Company's investments are in short-term instruments. Due to the nature of the short-term investments, the Company has concluded that there is no material interest rate risk exposure. Therefore, no quantitative tabular disclosures are required.


PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 23, 1999 the Company held its annual meeting of stockholders and the following proposals were adopted by the margins indicated:

     (1) To elect a Board of Directors to hold office until the next Annual Meeting of stockholders or until their respective successors have been elected or appointed.

                                                 Number of shares
                                                 ----------------
                                                               Authority
                                            Voted For          Withheld
                                            ----------         ---------
          Michael Berberian                 12,341,432         41,087
          John W. Brownie                   12,343,076         41,443
          Robert Calafell                   12,337,033         47,486
          Dr. Val P. Peline                 12,336,340         48,179
          Leonard Schuchman                 12,341,356         43,163
          Dr. James J. Spilker, Jr.         12,342,959         41,560
          Dr. C. J. Waylan                  12,336,955         47,564

     (2) To ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for the current fiscal year.

                                               Number of shares
                                               ----------------

                               For-12,358,954    Against-8,458    Abstain-17,107


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

           No.             Description
           ---             -----------
           2.1             Agreement and Plan of Merger, dated as of June 22,
                           1999, by and between Stanford Telecom, Newbridge
                           Networks Corporation and Saturn Acquisition Corp.
                           (incorporated by reference from the Current Report on Form 8-K dated June 22, 1999, filed on June 25, 1999)

           3.1             Certificate of Incorporation, as amended

           No.             Description
           ---             -----------

           3.2 Bylaws, as amended (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1999)

          27.1             Financial Data Schedule


     (b) Reports on Form 8-K

         A current report on Form 8-K dated June 22, 1999, relating to the Agreement and Plan of Merger entered into with Newbridge Networks Corporation, was filed by the Company with the Securities and Exchange Commission on June 25, 1999.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stanford Telecommunications, Inc.
(Registrant)


 /s/ Jerome F. Klajbor
--------------------------------------------
Jerome F. Klajbor
Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
August 12, 1999