Form 10-Q
period 1999-09-30
STANFORD TELECOMMUNICATIONS INC
filed 1999-11-15
CIK 725727

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to__________________

Commission file number 001-11473

                       Stanford Telecommunications, Inc.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                       94-2207636
        --------                                       ----------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification No.)


                  1221 Crossman Avenue, Sunnyvale, CA  94089
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

Yes X   No___
   - -

                      APPLICABLE ONLY TO CORPORATE USERS:
     Indicate the number of outstanding shares of each of the issuer's classes of common stock, as of the latest practical date.

                      13,280,610 as of November 11, 1999

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

The results of operations for the first six months of fiscal year 2000 ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year ending March 31, 2000.

                       STANFORD TELECOMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (in thousands, except per share amounts)


                                               Three Months Ended                       Six Months Ended
                                                  September 30,                           September 30,
                                            ---------------------------            ---------------------------
                                               1999              1998                1999               1998
                                            ---------          --------            ---------          --------
Revenues
 Products and services                        $36,503           $33,443             $74,077             69,743
 Licenses                                         ---               ---              17,750                ---
                                              -------           -------             -------            -------
Total revenues                                $36,503           $33,443             $91,827            $69,743

Cost of revenues                               28,850            25,563              60,342             52,859
                                              -------           -------             -------            -------
  Gross profit                                  7,653             7,880              31,485             16,884
Expenses
  Research and development                      2,854             3,417               5,608              7,126
  Marketing and administrative                  4,836             3,643              10,070              7,493
                                              -------           -------             -------            -------
     Total expenses                             7,690             7,060              15,678             14,619

Operating income (loss)                           (37)              820              15,807              2,265

Interest income                                   538               417                 931                901
                                              -------           -------             -------            -------
Income from continuing operations
    before provision for income taxes             501             1,237              16,738              3,166
Provision for income taxes                       (155)             (383)             (5,188)              (981)
                                              -------           -------             -------            -------
Income from continuing operations                 346               854              11,550              2,185
                                              -------           -------             -------            -------

Discontinued operations
Operating loss from discontinued
   operations before income tax benefits         (348)             (741)             (1,320)            (1,165)
Income tax benefits                               108               229                 409                361
                                              -------           -------             -------            -------
Net loss from discontinued operations            (240)             (512)               (911)              (804)
                                              -------           -------             -------            -------
     Net income                               $   106           $   342             $10,639            $ 1,381
                                              =======           =======             =======            =======

Earnings per share
    Shares used in computing
      basic earnings per share                 13,214            12,993              13,177             12,984
    Basic earnings per share
     Continuing operations                    $  0.03           $  0.07             $  0.88            $  0.17
     Discontinued operations                    (0.02)            (0.04)              (0.07)             (0.06)
                                              -------           -------             -------            -------
                                              $  0.01           $  0.03             $  0.81            $  0.11
                                              =======           =======             =======            =======

    Shares used in computing
      diluted earnings per share               13,721            13,122              13,608             13,146
    Diluted earnings per share
     Continuing operations                    $  0.03           $  0.07             $  0.85            $  0.17
     Discontinued operations                    (0.02)            (0.04)              (0.07)             (0.06)
                                              -------           -------             -------            -------
                                              $  0.01           $  0.03             $  0.78            $  0.11
                                              =======           =======             =======            =======

See accompanying notes

                       STANFORD TELECOMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amount)

ASSETS                                                               September 30,   March 31,
                                                                          1999          1999
                                                                     --------------  ----------
Current assets:                                                       (Unaudited)
   Cash and cash equivalents                                              $  7,767    $ 19,400
   Short-term investments                                                   29,149       9,934
   Accounts receivable                                                      21,966      25,414
   Unbilled receivables                                                     24,825      23,955
   Inventories, net of related progress billings                             6,494       6,782
   Prepaid taxes and other                                                   9,843       3,859
                                                                          --------   ---------
    Total current assets                                                   100,044      89,344
                                                                          --------   ---------

 Property and equipment at cost:
   Electronic test equipment                                                44,114      43,740
   Furniture and fixtures                                                    4,169       3,584
   Leasehold improvements                                                    4,613       4,472
                                                                          --------   ---------
                                                                            52,896      51,796
   Less:  Accumulated depreciation and amortization                        (42,664)    (41,327)
                                                                          --------   ---------
    Net property and equipment                                              10,232      10,469
                                                                          --------   ---------
   Other assets                                                                832       1,087
                                                                          --------   ---------
   Net assets of discontinued operation                                      8,164      12,089
                                                                          --------   ---------
                                                                          $119,272    $112,989
                                                                          ========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Current maturities of long-term obligations                            $     28    $     40
   Accounts payable                                                          4,407       9,276
   Advance payments from customers                                           1,649       2,051
   Accrued liabilities                                                       6,572       7,567
   Accrued income taxes                                                      3,685       3,961
                                                                          --------   ---------
    Total current liabilities                                               16,341      22,895
                                                                          --------   ---------

 Long-term obligations, less current maturities                                 62          73
                                                                          --------   ---------
 Other long-term liabilities                                                   485         592
                                                                          --------   ---------

 Shareholders' equity:
   Common shares - par value $.01; 25,000 shares authorized
    Outstanding  - 13,264 shares at September 30, 1999                         133         131
                 - 13,067 shares at March 31, 1999

   Paid-in capital                                                          45,887      43,573
   Retained earnings                                                        56,364      45,725
                                                                          --------   ---------
    Total shareholders' equity                                             102,384      89,429
                                                                          --------   ---------
                                                                          $119,272    $112,989
                                                                          ========   =========

See accompanying notes.

                       STANFORD TELECOMMUNICATIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                                 Six Months Ended
                                                                                  September 30,
                                                                               --------------------
Operating activities:                                                            1999       1998
                                                                               ---------  ---------
 Income from continuing operations                                             $ 11,550   $  2,185
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                  2,557      1,748
   Issuances of stock to employees under award plans                                 24          9
   Change in provision for losses on receivables, contracts and inventories       1,319       (520)
   Loss on disposition of property and equipment                                     18         44
 (Increase) decrease in assets:
   Receivables billed and unbilled                                                2,027     (3,798)
   Inventories                                                                     (480)      (692
   Prepaid taxes and other assets                                                (5,729)    (2,837)
 Increase (decrease) in liabilities:
   Accounts payable, advance payments, and accrued liabilities                   (6,266)      (128)
   Other long-term liabilities                                                     (107)      (160)
   Accrued income taxes                                                            (276)       894
                                                                               --------   --------
     Net cash provided by (used in) operating activities                          4,637     (3,255)
                                                                               --------   --------

Investing activities:
   Proceeds from maturities of short-term investments                             9,934     25,363
   Purchases of short-term investments                                          (29,149)   (13,738)
   Purchases of property and equipment                                           (2,338)    (3,078)
                                                                               --------   --------
     Net cash (used in) provided by investing activities                        (21,553)     8,547
                                                                               --------   --------

Financing activities:
   Payments on capital lease obligations                                            (23)       (33)
   Common stock repurchases                                                           0       (598)
   Proceeds from transactions under stock plans                                   2,292        712
                                                                               --------   --------
     Net cash provided by financing activities                                    2,269         81
                                                                               --------   --------

Net (decrease) increase in cash and cash equivalents                            (14,647)     5,373

Net increase in cash and cash equivalents from discontinued operations            3,014      3,506
                                                                               --------   --------

Cash and cash equivalents at beginning of period                                 19,400     13,914
                                                                               --------   --------

Cash and cash equivalents at end of period                                     $  7,767   $ 22,793
                                                                               ========   ========

See accompanying notes.

                       STANFORD TELECOMMUNICATIONS, INC.
         Notes to Condensed Consolidated Interim Financial Statements

                                  (Unaudited)
                              September 30, 1999

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

     The components of inventory of continuing operations are as follows (in thousands):

                                                                  September 30, 1999   March 31, 1999
                                                                  -------------------  ---------------
                    Work-in-progress                                     $ 3,257           $ 4,059
                    Finished goods                                         3,209             2,696
                    Allocated general and administrative costs               105                83
                    Less:  progress billings                                 (77)              (56)
                                                                         -------           -------
                                                                         $ 6,494           $ 6,782
                                                                         =======           =======

4. Earnings per share: Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing net income by the diluted weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur upon exercise of outstanding stock options.

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS (in thousands):

                                        Second Quarter     Second Quarter      Six months ending     Six months ending
                                        --------------     --------------     ------------------    ------------------
                                            of FY 2000         of FY 1999     September 30, 1999    September 30, 1998
                                            ----------         ----------     ------------------    ------------------
Shares used to compute basic EPS                13,214             12,993                 13,177                12,984
Add effect of dilutive securities:
     Stock options                                 507                129                    431                   162
                                                ------             ------                 ------                ------
Shares used to compute diluted EPS              13,721             13,122                 13,608                13,146
                                                ======             ======                 ======                ======

     Options to purchase approximately 5,000 and 686,000 weighted shares outstanding during the first six months of fiscal years 2000 and 1999 respectively were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during those periods.

5. Comprehensive Income: Effective April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the first six months of fiscal years 2000 and 1999, the Company's net income was equal to comprehensive income as defined in SFAS 130.

6. Segment reporting: On March 31, 1999 Stanford Telecommunications, Inc. adopted statement of Financial Accounting Standard (SFAS) Number 131 "Disclosures about segments of an Enterprise and Related Information." SFAS 131 establishes standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker when deciding how to allocate resources and when assessing performance. The Company's chief operating decision making group is the Executive Staff, which is comprised of the Chief Executive Officer and Executive Vice Presidents. The adoption of SFAS 131 did not have a material effect on the company's primary financial statements, but has expanded the disclosure of segment information contained elsewhere herein.

     The Company classifies its business into two reportable segments: Base Business and Wireless Broadband. The Base Business segment primarily includes multi-year hardware and software engineering services for data and voice communications. The primary customer for the Base Business segment is the U.S. Government, however, 30.5% of the revenues during the first six months of fiscal year 2000 were derived from the sale of commercial products and services including $17.8 million of licensing fees for certain patents and products associated with the Company's cable modem technology. The Wireless Broadband segment develops and produces hardware for broadband wireless applications for the two-way, high-speed transmission of voice and data.

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

     The following summarize selected financial information of continuing operations by segment:

                                                                                     Non Segment
     Operating Segments                              Base           Wireless          Property &
     ------------------                            Business         Broadband         Equipment           Total
     (in thousands)                                --------         ---------         ---------           -----
     September 30, 1999
     Revenues before elimination                    $90,892           $ 3,274                            $94,166
     Revenues-Other segments                         (2,339)               --                             (2,339)
     Revenues-Unaffiliated customers                 88,553             3,274                             91,827
     Operating Income (loss)                         22,095            (6,288)                            15,807
     Net Property and Equipment                       7,731             1,992              $509           10,232
     Capital Expenditures                             1,631               653                54            2,338

     September 30, 1998
     Revenues before elimination                     69,487             2,050                             71,537
     Revenues-Other segments                         (1,794)               --                             (1,794)
     Revenues-Unaffiliated customers                 67,693             2,050                             69,743
     Operating Income (loss)                          8,416            (6,151)                             2,265
     Net Property and Equipment                       8,379             2,306               726           11,411
     Capital Expenditures                           $ 1,697           $   847              $534          $ 3,078

     The Company's assets are located in the United States. Through September 30, 1999, the Company has derived its revenues primarily from customers located in the United States.

7. On June 22, 1999 the Company entered into an agreement and plan of merger with Newbridge Networks Corporation, a Canadian corporation ("Newbridge"), which provides for the acquisition of the Company by Newbridge in a tax-free, stock-for-stock exchange valued at approximately $490 million. On November 10, 1999 the board of directors of Newbridge Networks and Stanford Telecommunications approved a renegotiated agreement and plan of merger by which Newbridge will purchase all of the outstanding common stock of Stanford Telecom. Under the agreement, Newbridge will pay Stanford Telecom stockholders US$34.22 for each common stock of Stanford Telecom. Newbridge will be withdrawing its registration statement and not issuing any additional shares. Newbridge will pay for the acquisition from its existing cash balance.

     Consummation of the merger is subject to approval by the Company's stockholders at a special meeting of Stanford Telecom shareholders scheduled for the second week of December 1999. The exact date will be announced once regulatory authorities clear the proxy statement.

     Pursuant to the merger agreement, the Company has granted Newbridge an option to acquire a non-exclusive license to the Company's wireless broadband technology (the "Technology Option Agreement"), which option would be exercisable at $69 million if a third party acquired control of the Company. Also pursuant to the merger agreement, the Company has granted Newbridge an option to purchase shares of the Company's common stock equal to 19.9% of its issued and outstanding common stock at the time the option becomes exercisable (the "Stock Option Agreement"). The option becomes exercisable only in specified circumstances that could result in termination of the merger agreement. The option has an exercise price of $35 per share.

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

8. On September 22, 1999 the Company entered into a definitive asset purchase agreement (the "ITT Agreement") with ITT Industries, Inc., an Indiana corporation. Pursuant to the ITT Agreement, ITT will purchase substantially all of the assets of Stanford Telecom's government business for $191 million in cash, subject to adjustment for an increase or decrease in the net book value of the assets and liabilities of the government business between March 31, 1999 and the closing, which is expected to take place in December 1999. Completion of the Asset Purchase is subject to the satisfaction of certain conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the Asset Purchase by the stockholders of Stanford Telecom and consummation of the pending merger with Newbridge Networks Corporation.

9. Subsequent events - On October 26, 1999 the Company entered into a definitive asset purchase agreement (the "DII Agreement") with the Dii Group, Inc. of Colorado. Pursuant to the DII Agreement, DII will purchase substantially all of the assets of Stanford Wireless Broadband's contract manufacturing business ("MQA") and associated supply agreement with Newbridge Networks. The DII agreement was completed on October 29, 1999.Accordingly, because the disposition plans were finalized before the Company's Form 10Q was filed for the second quarter, the Company's consolidated condensed financial statements and notes included herein reflect MQA business as a discontinued operation in accordance with Accounting Principle Board Opinion No. 30.

     Net revenue and loss from MQA operation, which include results through September 30, 1999, are summarized below. The sale of the MQA operation is expected to exceed the net asset value of the discontinued operation.

                                                             Three months ending             Six months ending
                                                                September 30,                  September 30,
                                                                -------------                  -------------
      (in thousands)                                         1999           1998            1999            1998
                                                             ----           ----            ----            ----
      Net Revenues                                         $5,145         $7,262         $10,817         $15,324

      Operating loss                                         (348)          (741)         (1,320)         (1,165)
                                                           ------         ------         -------         -------
      Income tax benefits                                     108            229             409             361
                                                           ------         ------         -------         -------
      Net loss from discontinued operations,
      net of tax                                           $ (240)        $ (512)        $  (911)        $  (804)
                                                           ======         ======         =======         =======

     Net assets of discontinued operation as of September 30, 1999 and March 31, 199 are summarized below:

     (in thousands)                             September 30, 1999           March 31, 1999
     Assets:
     Total current assets                                  $10,055                  $11,967

     Net property and equipment                              1,582                    2,196

     Liabilities:
     Total current liabilities                              (3,470)                  (2,071)

     Long term obligations                                      (3)                      (3)
                                                           -------                  -------

     Net assets of discontinued operations                 $ 8,164                  $12,089
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

Commencing in the late 1980's, the Company began to pursue commercial opportunities utilizing its digital telecommunications technology developed and enhanced by the Company since its inception. During the first six months of fiscal year 2000, commercial revenues amounted to approximately 34% of the total revenues reported. These commercial revenues include approximately $17.8 million in licensing fees for certain patents and products associated with the Company's cable modem technology. The Company includes in commercial revenues sales of standard or off-the-shelf products to any customers, including government customers.

On October 26, 1999 the Company entered into a definitive asset purchase agreement (the "DII Agreement") with the Dii Group, Inc. of Colorado. Pursuant to the DII Agreement, DII will purchase substantially all of the assets of Stanford Wireless Broadband's contract manufacturing business ("MQA") and associated supply agreement with Newbridge Networks. The DII agreement was completed on October 29, 1999.Accordingly, because the disposition plans were finalized before the Company's Form 10Q was filed for the second quarter, the Company's consolidated condensed financial statements and notes included herein reflect MQA business as a discontinued operation in accordance with Accounting Principle Board Opinion No. 30.

The Company's operating results have from time to time been adversely affected by non-recoverable cost overruns on certain fixed-price contracts, primarily fixed-price development contracts that have included significant software and hardware development. The Company has instituted management controls to closely monitor its bidding process and costs incurred on fixed-price development contracts, however, no assurance can be given that the Company will not incur losses on future fixed-price contracts or additional losses on existing contracts. The Company believes that development contracts are an important element in maintaining its technological leadership position in digital telecommunications. As a result, the Company may incur losses on certain fixed-price contracts. Such losses will be charged against results of operations in the period when they first become known, typically near the initiation of the contract and may have a material adverse effect on the Company's results of operations.


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

PARENT-SUBSIDIARY OVERVIEW
--------------------------

The Company has invested heavily in the development of a family of products to deliver telephone and data services over wireless broadband links. The high level of R&D expenses associated with the development of the wireless broadband family impacted the earnings results for the Company's base business over the past several years. During the first six months of fiscal year 2000, the Company delivered initial LMDS/MMDS production units and anticipates that production revenues will continue to increase as the demand in the broadband wireless market materializes. In order to provide further detail as to the level of revenues, cost of revenues, and operating expenses incurred by the base business and the corresponding financial performance of the broadband wireless business, the Company established a wholly owned subsidiary, Stanford Wireless Broadband, Inc. in June 1998. In addition to providing financial visibility, the establishment of the subsidiary allows the Company's wireless broadband customers the benefit of working with a unique and separate entity dedicated to the broadband family of products. The table shown below provides a summary of the financial performance for the continuing operations in the base business operations and Stanford Wireless Broadband, Inc. for the second quarters and six months of fiscal years 2000 and 1999:

                                                          Three months ended                  Three months ended
                                                          September 30, 1999                   September 30,1998
                                                       Base            Stanford             Base               Stanford
                                                     Business          Wireless           Business             Wireless
     (in thousands)                                 Operations      Broadband, Inc       Operations         Broadband, Inc.

     Revenues from unaffiliated customers             FY2000            FY2000             FY1999              FY1999
                                                      ------            ------             ------              ------
        Products and services                        $34,797           $ 1,706            $32,883             $   560
        Licenses                                         ---               ---                ---                 ---
                                                     -------           -------            -------             -------
          Total revenues                             $34,797           $ 1,706            $32,883             $   560
                                                     -------           -------            -------             -------

     Cost of revenues                                 26,231             2,619             24,783                 780
                                                     -------           -------            -------             -------
          Gross profit                                 8,566              (913)             8,100                (220)
     Expenses
        Research and development                       1,684             1,170                964               2,453
        Marketing and administrative                   3,962               874              2,820                 823
                                                     -------           -------            -------             -------
           Total expenses                              5,646             2,044              3,784               3,276
                                                     -------           -------            -------             -------
     Operating income (loss)                         $ 2,920           $(2,957)           $ 4,316             $(3,496)
                                                     =======           =======            =======             =======

                                                           Six months ended                    Six months ended
                                                          September 30, 1999                   September 30,1998
                                                       Base            Stanford             Base               Stanford
                                                     Business          Wireless           Business             Wireless
     (in thousands)                                 Operations      Broadband, Inc       Operations         Broadband, Inc.

     Revenues from unaffiliated customers             FY2000            FY2000             FY1999              FY1999
                                                      ------            ------             ------              ------
        Products and services                        $70,803           $ 3,274            $67,693             $ 2,050
        Licenses                                      17,750               ---                ---                 ---
                                                     -------           -------            -------             -------
          Total revenues                             $88,553           $ 3,274            $67,693             $ 2,050
                                                     -------           -------            -------             -------

     Cost of revenues                                 54,913             5,429             51,445               1,414
                                                     -------           -------            -------             -------
          Gross profit                                33,640            (2,155)            16,248                 636
     Expenses
        Research and development                       3,010             2,598              1,954               5,172
        Marketing and administrative                   8,535             1,535              5,878               1,615
                                                     -------           -------            -------             -------
           Total expenses                             11,545             4,133              7,832               6,787
                                                     -------           -------            -------             -------
     Operating income (loss)                         $22,095           $(6,288)           $ 8,416             $(6,151)
                                                     =======           =======            =======             =======

For the second quarter of fiscal year 2000, revenues for Base Business Operations consisted of $29.4 million and $5.4 million of Government and commercial revenues, respectively. For the first six months of fiscal year 2000, revenues of the Base Business operations consisted of $70.8 and $17.8 million products/services and licensing fees, respectively. The $70.8 million of revenues realized by the Base Business Operations products and services consisted of $60.6 million and $10.2 million of Government and commercial revenues, respectively. The Company's wireless broadband subsidiary operating loss for the second quarter and the first six months of fiscal year 2000, was attributable to lower margins on the initial LMDS product deliveries. Operating income for the base business segment of $22.1 million was primarily derived from $17.8 million in licensing fees for certain patents and products associated with the Company's cable modem technology.

Comparison of the Second Quarter Ended September 30, 1999 and 1998 for
----------------------------------------------------------------------
continuing operations
---------------------

Revenues. Revenues from continuing operations of the Company were $36.5 million and $33.4 million for the second quarter of fiscal years 2000 and 1999, respectively. Base business operations revenues increased by 6% from $32.8 million in the second quarter of fiscal year 1999 to $34.8 million in the second quarter of fiscal year 2000. The increase in revenues for the Base Business operations was primarily the result of a 20% increase in Government revenues from $24.4 million recorded in the second quarter of fiscal year 1999 to $29.4 million for the second quarter of fiscal year 2000. This increase in Government revenues was offset by a decrease in Base Business operations commercial revenues mainly in the commercial systems engineering services. The Wireless Broadband operations revenues increased from $0.6 million in the second quarter of fiscal 1999 to $1.7 million in the second quarter of fiscal year 2000 mainly due to the shipment of $1.1 million of LMDS production hardware.

Cost of Revenues. Cost of revenues of continuing operations were $28.9 million and $25.6 million for the second quarter of fiscal year 2000 and 1999, respectively. The Base Business segment increase in cost of revenues during the second quarter of fiscal year 2000 was the result of the recognition of costs on a higher revenue base. The continuing operations of the Wireless Broadband operations increase in the cost of revenues second quarter of fiscal year 2000 was the result of recognition of costs on a higher revenue base and higher cost of goods associated with LMDS production units.

Research and Development. Research and development expenses of continuing operations, including bid and proposal expenses, were $2.8 million and $3.4 million during the second quarter of fiscal years 2000 and 1999, respectively. Excluding bid and proposal expenses, the Company's research and development applied to the development of its products was $2.3 million and $3.0 million during the second quarter of fiscal years 2000 and 1999, respectively. The decrease in research and development is mainly attributable to a decrease in expenses within the continuing operations of Wireless Broadband operations as the LMDS/MMDS products transition from development to production. Base Business segment research and development, including bid and proposal expenses, increased from $1.0 million in the second quarter of fiscal year 1999 to $1.7 million in the second quarter of fiscal year 2000. The increase in expenses is attributable to higher levels of expenditures in both research and development and bid and proposals associated with the Base Business segment. The Company anticipates that bid and proposal expenses in each of the remaining two quarters of fiscal year 2000 will be approximately equal to the expense for the second quarter of fiscal year 2000 as the Company continues to pursue Government related business opportunities in the Base Business operations.

Marketing and Administrative. Marketing and administrative expenses of continuing operations were $4.8 million and $3.6 million for the second quarter of fiscal year 2000 and 1999, respectively. The $1.1 million increase in expenses from the second quarter of fiscal year 1999 to the second quarter of fiscal year 2000 in the Base Business operations was primarily the result of increased legal, consulting and other expenses associated with the merger and increased marketing expenses in pursuit of Government business. Marketing and administrative expenses for the Wireless Broadband operations for the second quarter of fiscal year 2000 were substantially equal to the expenses recorded in the second quarter of fiscal year 1999.

Operating Income. The Company recorded an operating loss from continuing operations of $37 thousand for the second quarter of fiscal year 2000 compared to an operating income of $0.8 million for the second quarter of fiscal year 1999. The overall decrease in operating income was primarily due to a $1.9 million increase in marketing, administrative and research and development expenses in the Base Business operations in the second quarter of fiscal year 2000 offset partially by a $1.2 million reduction in research and development expenses in the Wireless Broadband operations.

Interest Income. Interest income for the second quarter of fiscal 2000 increased to $0.5 million compared to $0.4 million of the second quarter of the previous fiscal year due to an increase in cash accounts primarily due to licensing fee received in the first quarter of fiscal year 2000.

Provision for Income Taxes. For continuing operations, provision for income taxes was $0.2 million and $0.4 million for the second quarter of fiscal years 2000 and 1999, respectively. Discontinued operations had tax benefits of $0.1 and $0.2 for the second quarter of fiscal years 2000 and 1999, respectively. These represent a provisional tax rates of 31.0% for the second quarter of fiscal years 2000 and 1999.

Comparison of Six Months Ended September 30, 1999 and 1998 for continuing
-------------------------------------------------------------------------
operations
----------

Revenues. Revenues were $91.8 million and $69.7 million for the six months ended September 30, 1999 and 1998, respectively, representing an increase of 32%. Base business operations revenues increased by 31% from $67.7 million in the first six months of fiscal year 1999 to $88.5 million in the first six months of fiscal year 2000. The increase in revenues for the Base Business operations was primarily the result of $17.8 million in licensing fee, and the sale of commercial telecommunication chip and board level products totaled $8.3 million for the first six months of fiscal 2000, up from $4.7 million achieved during the first half of the previous fiscal year. This increase was significantly offset by a $6.0 million decrease in commercial engineering services. The Wireless Broadband operations revenues increased from $2.0 million in the first six months of fiscal 1999 to $3.2 million in the first six months of fiscal 2000 mainly due to the second quarter shipment of $1.1 million of LMDS production hardware.

Cost of Revenues. Cost of revenues were $60.3 million and $52.9 million for the first half of fiscal 2000 and 1999, respectively. Base Business operations recorded cost of revenues of $54.9 million and $51.4 million for the first six months of fiscal year 2000 and 1999, respectively. The Base Business operations increase in cost of revenues during the first six months of fiscal year 2000 was the result of the recognition of costs on a higher revenue base. The Wireless Broadband operations increase in the cost of revenues in the first six months of fiscal year 2000 was the result of recognition of costs on a higher revenue base and higher cost of goods associated with initial LMDS production units.

Research and Development. Research and development expenses, including bid and proposal expenses were $5.6 million and $7.1 million for the first half of fiscal 2000 and 1999, respectively. Excluding bid and proposal expenses, the Company's research and development expenses applied to the development of products such as wireless broadband communications and telecommunication chip and board level products were $4.4 million and $6.2 million for the first six months of fiscal 2000 and 1999, respectively. The decrease in research and development is mainly attributable to a decrease in expenses within the Wireless Broadband operations as the LMDS/MMDS products transition from development to production. Base Business operations research and development expenses increased from $2.0 million in the first half of fiscal year 1999 to $3.0 million in the first half of fiscal year 2000. The increase in expenses is attributable to higher levels of expenditures in both research and development and bid and proposals associated with the Government related opportunities in the Base Business operations.

Marketing and Administrative. Marketing and administrative expenses were $10.1 million and $7.5 million for the first six months of fiscal 2000 and 1999, respectively. The increase in cost was primarily in the Base Business operations as a result of increased legal expenses associated with a patent infringement case brought by the Company against Broadcom Corporation and legal, consulting and other expenses related to the merger and increased marketing expenses in pursuit of Government business. The patent infringement case was settled during the latter part of the first quarter of fiscal 2000. Marketing and administrative expenses for the Wireless Broadband operations for the first six months of fiscal year 2000 were substantially equal to the expenses recorded in the first six months of fiscal year 1999.

Operating Income. Operating income was $15.8 million and $2.3 million for the first half of fiscal 2000 and 1999, respectively. The increase in operating income was primarily the result of recording $17.8 million in license fees for certain patents associated with the Base Business operations' cable modem technology offset by increased costs in marketing and administrative expenses.

Interest Income. Interest income for the six months of fiscal 2000 remained unchanged at approximately $0.9 million.

Provision for Income Taxes. For continuing operations, provision for income taxes was $5.2 million and $1.0 million for the first half of fiscal years 2000 and 1999, respectively. Discontinued operations had tax benefits of $0.4 for the first half of both fiscal years 2000 and 1999. These represent a provisional tax rates of 31.0% for the first half of fiscal year 2000 and 1999.

Bookings and Backlog
--------------------

Funded bookings of continuing operations were $36.4 million and $22.3 million for the second quarter of fiscal 2000 and 1999, respectively, and $91.1 million and $57.3 million for the six months ended September 30, 1999 and 1998, respectively. Bookings were derived from both the Company's commercial operations as well as its government business operations. At the end of the second quarter of fiscal 2000 and 1999, backlog stood at $89.9 million and $66.9 million, respectively. The Company's bookings and backlog are largely dependent upon the timing of funding by its Government customers. The Company anticipates that the Government will provide additional funding on several of its contracts in future quarters.

Liquidity and Capital Resources
-------------------------------

Working capital increased from $66.4 million to $83.7 million at March 31, 1999 and September 30, 1999, respectively. The increase in working capital is attributable to cash generated from net income related to the revenues for licensing fees for certain patents and products associated with its cable modem technology. Licensing fees recognized during the first half of fiscal year 2000, totaled $17.8 million.

During the first six months ending September 30, 1999 $4.6 million of cash was provided by continuing operations compared to cash used in continuing operating activities of $3.2 million during the first six months ending September 30, 1998. This increase resulted from the licensing fees collected and the decrease in accounts receivable partly offset by estimated tax payments and reduced accounts payable. The decrease in accounts receivable is related to the payment of $2.5 million against a $3.9 million secured note receivable. Accounts receivable as of September 30, 1999 includes the unpaid balance of $1.4 million against this secured note. The Company expects to recover the full value of the note receivable. Discontinued operations generated approximately $3.0 million for the first six months of fiscal years 2000 and 1999.

The Company has a bank credit commitment of $15.0 million, which it has used to augment cash flow needs and to secure term loans or standby letters of credit. Available borrowings under this line at September 30, 1999, were $15.0 million. Under this credit line, the Company must maintain certain financial covenants. The Company was in compliance with all covenants throughout fiscal year 1999 and the first six months of fiscal year 2000. At September 30, 1999, the Company's long-term obligations (including current maturities) and capital lease obligations totaled approximately $0.1 million. At September 30, 1999, cash and cash equivalents of $7.8 million were held in money market accounts. In addition, short-term investments of $29.1 million were held in U.S. Government Treasury securities.

The Company believes that its current cash position, funds generated from operations, and funds available from its existing bank credit agreement, will be adequate to meet the Company's requirements for working capital, capital expenditure and debt service for this fiscal year.

Year 2000 Issues
----------------

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

The third phase of the Company's plan involves the assessment of its products that might be impacted by the Y2K issue. At this time, 96% of the Company's products over the last 10 years have been reviewed. The remaining 4% are being reviewed, as well as the Company's current products. Based upon the Company's assessment of these products the Company estimates that it will complete this review by the end of November 1999.

The final phase of the Company's plan is to draft and put into effect any contingency plan necessary to mitigate any Y2K issues. The Company has completed its contingency plan for its primary IT systems and expects to complete, if necessary any other contingency plans during November 1999. This phase is to be completed by the end of November 1999.


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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     No.       Description
     ---       -----------

     2.1 Agreement and Plan of Merger, dated as of June 22, 1999, by and between Stanford Telecom, Newbridge Networks Corporation and Saturn

               Acquisition Corp. (incorporated by reference from the Current Report on Form 8-K dated June 22, 1999, filed on June 25, 1999)

     2.2 Asset Purchase Agreement, dated as of September 22, 1999 by and between Stanford Telecom and ITT Industries, Inc., (incorporated by reference from the Current Report on Form 8-K dated September 22, 1999, filed on September 28, 1999)

     3.1 Certificate of Incorporation, as amended (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999)

     3.2 Bylaws, as amended (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1999)


     27.1      Financial Data Schedule


(b)  Reports on Form 8-K

     A current report on Form 8-K dated September 22, 1999, relating to the Asset Purchase Agreement entered into by the Company with ITT Industries, Inc., which provides for the sale of the Company's government business assets, was filed by the Company with the Securities and Exchange Commission on September 28, 1999. Information regarding the Asset Purchase Agreement was reported in the Form 8-K under Items 5 and 7. No financial statements were filed with the Current Report.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Stanford Telecommunications, Inc.
(Registrant)


    /s/ Jerome F. Klajbor
-----------------------------
Jerome F. Klajbor
Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
November 12, 1999

                                 EXHIBIT INDEX


     No.       Description
     ---       -----------

     2.1 Agreement and Plan of Merger, dated as of June 22, 1999, by and between Stanford Telecom, Newbridge Networks Corporation and Saturn Acquisition Corp. (incorporated by reference from the Current Report on Form 8-K dated June 22, 1999, filed on June 25,
               1999)

     2.2 Asset Purchase Agreement, dated as of September 22, 1999 by and between Stanford Telecom and ITT Industries, Inc., (incorporated by reference from the Current Report on Form 8-K dated September 22, 1999, filed on September 28, 1999)

     3.1 Certificate of Incorporation, as amended (incorporated by reference from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999)

     3.2 Bylaws, as amended (incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1999)

     27.1      Financial Data Schedule