Form 10-Q/A
period 1999-09-30
STANFORD TELECOMMUNICATIONS INC
filed 1999-11-16
CIK 725727

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


The condensed consolidated financial statements included herein have been prepared by Stanford Telecommunications, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements have been prepared in all material respects in conformity with the standards of accounting measurement set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

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

                       STANFORD TELECOMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (UNAUDITED)


                                               Three Months Ended                       Six Months Ended
                                                  September 30,                           September 30,
                                            ---------------------------            ---------------------------
                                               1999              1998                1999               1998
                                            ---------          --------            ---------          --------
Revenues
 Products and services                        $36,503           $33,443             $74,077             69,743
 Licenses                                         ---               ---              17,750                ---
                                              -------           -------             -------            -------
Total revenues                                $36,503           $33,443             $91,827            $69,743

Cost of revenues                               28,850            25,563              60,342             52,859
                                              -------           -------             -------            -------
  Gross profit                                  7,653             7,880              31,485             16,884
Expenses
  Research and development                      2,854             3,417               5,608              7,126
  Marketing and administrative                  4,836             3,643              10,070              7,493
                                              -------           -------             -------            -------
     Total expenses                             7,690             7,060              15,678             14,619

Operating income (loss)                           (37)              820              15,807              2,265

Interest income                                   538               417                 931                901
                                              -------           -------             -------            -------
Income from continuing operations
    before provision for income taxes             501             1,237              16,738              3,166
Provision for income taxes                       (155)             (383)             (5,188)              (981)
                                              -------           -------             -------            -------
Income from continuing operations                 346               854              11,550              2,185
                                              -------           -------             -------            -------

Discontinued operations
Operating loss from discontinued
   operations before income tax benefits         (348)             (741)             (1,320)            (1,165)
Income tax benefits                               108               229                 409                361
                                              -------           -------             -------            -------
Loss from discontinued operations                (240)             (512)               (911)              (804)
                                              -------           -------             -------            -------
     Net income                               $   106           $   342             $10,639            $ 1,381
                                              =======           =======             =======            =======

Earnings (loss) per share
    Shares used in computing
      basic earnings per share                 13,214            12,993              13,177             12,984
    Basic earnings (loss) per share
     Continuing operations                    $  0.03           $  0.07             $  0.88            $  0.17
     Discontinued operations                    (0.02)            (0.04)              (0.07)             (0.06)
                                              -------           -------             -------            -------
                                              $  0.01           $  0.03             $  0.81            $  0.11
                                              =======           =======             =======            =======

    Shares used in computing
      diluted earnings (loss) per share        13,721            13,122              13,608             13,146
    Diluted earnings (loss) per share
     Continuing operations                    $  0.03           $  0.07             $  0.85            $  0.17
     Discontinued operations                    (0.02)            (0.04)              (0.07)             (0.06)
                                              -------           -------             -------            -------
                                              $  0.01           $  0.03             $  0.78            $  0.11
                                              =======           =======             =======            =======

                        Accompanying notes are an integral part of these condensed consolidated statements.

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
                                                                          ========   =========

                        Accompanying notes are an integral part of these condensed consolidated statements.

                       STANFORD TELECOMMUNICATIONS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (UNAUDITED)

                                                                                 Six Months Ended
                                                                                  September 30,
                                                                               --------------------
Operating activities:                                                            1999       1998
                                                                               ---------  ---------
 Income from continuing operations                                             $ 11,550   $  2,185
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                  2,557      1,748
   Change in provision for losses on receivables, contracts and inventories       1,319       (520)
   Other                                                                             42         53
 (Increase) decrease in assets:
   Receivables billed and unbilled                                                2,027     (3,798)
   Inventories                                                                     (480)      (692
   Prepaid taxes and other assets                                                (5,729)    (2,837)
 Increase (decrease) in liabilities:
   Accounts payable, advance payments, and accrued liabilities                   (6,266)      (128)
   Other long-term liabilities                                                     (107)      (160)
   Accrued income taxes                                                            (276)       894
                                                                               --------   --------
     Net cash provided by (used in) operating activities                          4,637     (3,255)
                                                                               --------   --------

Investing activities:
   Proceeds from maturities of short-term investments                             9,934     25,363
   Purchases of short-term investments                                          (29,149)   (13,738)
   Purchases of property and equipment                                           (2,338)    (3,078)
                                                                               --------   --------
     Net cash (used in) provided by investing activities                        (21,553)     8,547
                                                                               --------   --------

Financing activities:
   Payments on capital lease obligations                                            (23)       (33)
   Common stock repurchases                                                           0       (598)
   Proceeds from transactions under stock plans                                   2,292        712
                                                                               --------   --------
     Net cash provided by financing activities                                    2,269         81
                                                                               --------   --------

Net (decrease) increase in cash and cash equivalents from
   continuing operations                                                        (14,647)     5,373

Net increase in cash and cash equivalents from discontinued operations            3,014      3,506
                                                                               --------   --------

Cash and cash equivalents at beginning of period                                 19,400     13,914
                                                                               --------   --------

Cash and cash equivalents at end of period                                     $  7,767   $ 22,793
                                                                               ========   ========

                        Accompanying notes are an integral part of these condensed consolidated statements.

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
                                                                         =======           =======

4. Earnings (loss) per share: Basic earnings per share (EPS) of continuing operations is computed by dividing net income of continuing operations by the weighted average number of common shares outstanding. Diluted EPS of continuing operations is computed by dividing net income of continuing operations by the diluted weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur upon exercise of outstanding stock options. Loss per share of discontinued operations is computed using the weighted average number of common shares outstanding during the period.

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS (in thousands):

                                                    Second Quarter                       First Half Ended
                                            -----------------------------     ----------------------------------------
                                            of FY 2000         of FY 1999     September 30, 1999    September 30, 1998
                                            ----------         ----------     ------------------    ------------------
Shares used to compute basic EPS                13,214             12,993                 13,177                12,984
Add effect of dilutive securities:
     Stock options                                 507                129                    431                   162
                                                ------             ------                 ------                ------
Shares used to compute diluted EPS              13,721             13,122                 13,608                13,146
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

     Information as to the operations of the Company in different business segments is set forth below based on the nature of the products and services offered. The company evaluates performances based on several functions of which the primary financial measure is business segment operating income. The accounting polices of the segments are the same as those described in the summary of significant accounting policies within the notes within the consolidated financial statements. Intersegment sales are generally accounted for at cost.

     The following summarize selected financial information of continuing operations by segment for the six months ended September 30, 1999 and 1998:

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

7. On June 22, 1999 the Company entered into an agreement and plan of merger with Newbridge Networks Corporation, a Canadian corporation ("Newbridge"), which provided for the acquisition of the Company by Newbridge in a tax-free, stock-for-stock exchange valued at approximately $490 million. On November 10, 1999 the boards of directors of Newbridge and the Company approved a renegotiated agreement and plan of merger ("Amended Merger Agreement"), which provides for the acquisition of the Company by Newbridge in a taxable, cash-for-stock transaction. Under the Amended Merger Agreement, Newbridge will pay Stanford Telecom stockholders $34.22 for each share of common stock of Stanford Telecom that they own. Newbridge will pay for the acquisition from its existing cash balance.

     Consummation of the merger is subject to approval by the Company's stockholders at a special meeting of Stanford Telecom stockholders which is expected to be scheduled for the second week of December 1999. The exact date will be announced once regulatory authorities clear the proxy statement.

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

     The foregoing summaries of the Amended Merger Agreement, Technology Option Agreement, Stock Option agreement and voting agreements are not complete and are qualified in their entirety by reference to the agreements.

8. On September 22, 1999 the Company entered into a definitive asset purchase agreement (the "ITT Agreement") with ITT Industries, Inc., an Indiana corporation. Pursuant to the ITT Agreement, ITT will purchase substantially all of the assets of Stanford Telecom's government business for $191 million in cash, subject to adjustment for an increase or decrease in the net book value of the assets and liabilities of the government business between March 31, 1999 and the closing, which is expected to take place in December 1999. Completion of the Asset Purchase is subject to the satisfaction of certain conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval of the Asset Purchase by the stockholders of Stanford Telecom and consummation of the pending merger with Newbridge Networks Corporation. The Hart-Scott-Rodino waiting period was terminated on October 15, 1999.

9. Subsequent events - On October 29, 1999 Stanford Wireless Broadband, Inc., a wholly owned subsidiary of the Company, sold to Dii Semiconductor, Inc. substantially all of the assets of Stanford Wireless Broadband's contract manufacturing business ("MQA") and associated supply agreement with Newbridge Networks. Because the disposition plans were finalized before the Company's Form 10-Q was filed for the second quarter, the Company's consolidated condensed financial statements and notes included herein reflect MQA as a discontinued operation in accordance with Accounting Principle Board Opinion No. 30.

     Net revenue and loss from MQA operations, which include results through September 30, 1999, are summarized below. The sale proceeds of MQA are expected to exceed the net asset value of the discontinued operation.

                                                             Three months ending             Six months ending
                                                                September 30,                  September 30,
                                                                -------------                  -------------
      (in thousands)                                         1999           1998            1999            1998
                                                             ----           ----            ----            ----
      Net Revenues                                         $5,145         $7,262         $10,817         $15,324

      Operating loss                                         (348)          (741)         (1,320)         (1,165)

      Income tax benefits                                     108            229             409             361
                                                           ------         ------         -------         -------
      Net loss from discontinued operations,
      net of tax                                           $ (240)        $ (512)        $  (911)        $  (804)
                                                           ======         ======         =======         =======

     Net assets of MQA discontinued operations as of September 30, 1999 and March 31, 1999 are summarized below:

     (in thousands)                             September 30, 1999           March 31, 1999
                                                ------------------           --------------
     Assets:
     Total current assets                                  $10,055                  $11,967

     Net property and equipment                              1,582                    2,196

     Liabilities:
     Total current liabilities                              (3,470)                  (2,071)

     Long term obligations                                      (3)                      (3)
                                                           -------                  -------

     Net assets of discontinued operations                 $ 8,164                  $12,089
                                                           =======                  =======

     On November 15, 1999, the Company sold to Intel Corporation substantially all of the assets of the Company's telecom component products business, which is a component of the Company's base business operations. The purchase price was $37.5 million, and the Company realized an after-tax gain of approximately $20 million.

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

Commencing in the late 1980's, the Company began to pursue commercial opportunities utilizing its digital telecommunications technology developed and enhanced by the Company since its inception. During the first six months of fiscal year 2000, commercial revenues from continuing operations amounted to approximately 34% of the total revenues reported. These commercial revenues include approximately $17.8 million in licensing fees for certain patents and products associated with the Company's cable modem technology. The Company includes in commercial revenues sales of standard or off-the-shelf products to any customers, including government customers.

On October 29, 1999 Stanford Wireless Broadband, Inc., a wholly owned subsidiary of the Company sold to Dii Semiconductor, Inc. substantially all of the assets of Stanford Wireless Broadband's contract manufacturing business ("MQA") and associated supply agreement with Newbridge Networks. On November 15, 1999, the Company sold to Intel Corporation substantially all of the assets of the Company's telecom component products business, which is a component of the Company's base business operations. The purchase price was $37.5 million, and the Company realized an after-tax gain of approximately $20 million.

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

PARENT-SUBSIDIARY OVERVIEW
--------------------------

The Company has invested heavily in the development of a family of products to deliver telephone and data services over wireless broadband links. The high level of R&D expenses associated with the development of the wireless broadband family impacted the earnings results for the Company's base business over the past several years. During the first six months of fiscal year 2000, the Company delivered initial LMDS/MMDS production units and anticipates that production revenues will continue to increase as the demand in the broadband wireless market materializes. In order to provide further detail as to the level of revenues, cost of revenues, and operating expenses incurred by the base business and the corresponding financial performance of the broadband wireless business, the Company established a wholly owned subsidiary, Stanford Wireless Broadband, Inc. in June 1998. In addition to providing financial visibility, the establishment of the subsidiary allowed the Company's wireless broadband customers the benefit of working with a unique and separate entity dedicated to the broadband family of products. The table shown below provides a summary of the financial performance for the continuing operations in the base business operations and Stanford Wireless Broadband, Inc. for the second quarters and six months of fiscal years 2000 and 1999:

                                                          Three months ended                  Three months ended
                                                          September 30, 1999                   September 30,1998
                                                       Base            Stanford             Base               Stanford
                                                     Business          Wireless           Business             Wireless
     (in thousands)                                 Operations      Broadband, Inc       Operations         Broadband, Inc.

                                                      FY2000            FY2000             FY1999              FY1999
                                                      ------            ------             ------              ------
     Revenues from unaffiliated customers
        Products and services                        $34,797           $ 1,706            $32,883             $   560
        Licenses                                         ---               ---                ---                 ---
                                                     -------           -------            -------             -------
          Total revenues                             $34,797           $ 1,706            $32,883             $   560
                                                     -------           -------            -------             -------

     Cost of revenues                                 26,231             2,619             24,783                 780
                                                     -------           -------            -------             -------
          Gross profit (loss)                          8,566              (913)             8,100                (220)
     Expenses
        Research and development                       1,684             1,170                964               2,453
        Marketing and administrative                   3,962               874              2,820                 823
                                                     -------           -------            -------             -------
           Total expenses                              5,646             2,044              3,784               3,276
                                                     -------           -------            -------             -------
     Operating income (loss)                         $ 2,920           $(2,957)           $ 4,316             $(3,496)
                                                     =======           =======            =======             =======

                                                           Six months ended                    Six months ended
                                                          September 30, 1999                   September 30,1998
                                                       Base            Stanford             Base               Stanford
                                                     Business          Wireless           Business             Wireless
     (in thousands)                                 Operations      Broadband, Inc       Operations         Broadband, Inc.

                                                      FY2000            FY2000             FY1999              FY1999
                                                      ------            ------             ------              ------
     Revenues from unaffiliated customers
        Products and services                        $70,803           $ 3,274            $67,693             $ 2,050
        Licenses                                      17,750               ---                ---                 ---
                                                     -------           -------            -------             -------
          Total revenues                             $88,553           $ 3,274            $67,693             $ 2,050
                                                     -------           -------            -------             -------

     Cost of revenues                                 54,913             5,429             51,445               1,414
                                                     -------           -------            -------             -------
          Gross profit (loss)                         33,640            (2,155)            16,248                 636
     Expenses
        Research and development                       3,010             2,598              1,954               5,172
        Marketing and administrative                   8,535             1,535              5,878               1,615
                                                     -------           -------            -------             -------
           Total expenses                             11,545             4,133              7,832               6,787
                                                     -------           -------            -------             -------
     Operating income (loss)                         $22,095           $(6,288)           $ 8,416             $(6,151)
                                                     =======           =======            =======             =======

For the second quarter of fiscal year 2000, revenues for Base Business Operations consisted of $29.4 million and $5.4 million of Government and commercial revenues, respectively. For the first six months of fiscal year 2000, revenues of the Base Business operations consisted of $70.8 and $17.8 million of products/services and licensing fees, respectively. The $70.8 million of revenues realized by the Base Business Operations products and services consisted of $60.6 million and $10.2 million of Government and commercial revenues, respectively. Operating income for the base business segment of $22.1 million was primarily derived from $17.8 million in licensing fees for certain patents and products associated with the Company's cable modem technology. The Company's wireless broadband operations operating loss for the second quarter and the first six months of fiscal year 2000, was attributable to lower margins on the initial LMDS product deliveries.

Comparison of the Second Quarter Ended September 30, 1999 and 1998 for
----------------------------------------------------------------------
continuing operations
---------------------

Revenues. Revenues from continuing operations of the Company were $36.5 million and $33.4 million for the second quarter of fiscal years 2000 and 1999, respectively. Base business operations revenues increased by 6% from $32.8 million in the second quarter of fiscal year 1999 to $34.9 million in the second quarter of fiscal year 2000. The increase in revenues for the Base Business operations was primarily the result of a 20% increase in Government revenues from $24.4 million recorded in the second quarter of fiscal year 1999 to $29.4 million for the second quarter of fiscal year 2000. This increase in Government revenues was offset by a decrease in Base Business operations commercial revenues mainly in the commercial systems engineering services. The Wireless Broadband operations revenues increased from $0.6 million in the second quarter of fiscal 1999 to $1.7 million in the second quarter of fiscal year 2000 mainly due to the shipment of $1.1 million of LMDS production hardware.

Cost of Revenues. Cost of revenues of continuing operations were $28.9 million and $25.6 million for the second quarter of fiscal year 2000 and 1999, respectively. The Base Business segment increase in cost of revenues during the second quarter of fiscal year 2000 was the result of the recognition of costs on a higher revenue base. The continuing operations of the Wireless Broadband operations increase in the cost of revenues for the second quarter of fiscal year 2000 was the result of recognition of costs on a higher revenue base and higher cost of goods associated with LMDS production units.

Research and Development. Research and development expenses of continuing operations, including bid and proposal expenses, were $2.8 million and $3.4 million during the second quarter of fiscal years 2000 and 1999, respectively. Excluding bid and proposal expenses, the Company's research and development applied to the development of its products was $2.3 million and $3.0 million during the second quarter of fiscal years 2000 and 1999, respectively. The decrease in research and development is mainly attributable to a decrease in expenses within the continuing operations of the wireless broadband operations as the LMDS/MMDS products transition from development to production. Base Business segment research and development, including bid and proposal expenses, increased from $1.0 million in the second quarter of fiscal year 1999 to $1.7 million in the second quarter of fiscal year 2000. The increase in expenses is attributable to higher levels of expenditures in both research and development and bid and proposals associated with the Base Business segment. The Company anticipates that bid and proposal expenses in each of the remaining two quarters of fiscal year 2000 will be approximately equal to the expense for the second quarter of fiscal year 2000 as the Company continues to pursue Government related business opportunities in the Base Business operations.

Marketing and Administrative. Marketing and administrative expenses of continuing operations were $4.8 million and $3.6 million for the second quarter of fiscal year 2000 and 1999, respectively. The $1.2 million increase in expenses from the second quarter of fiscal year 1999 to the second quarter of fiscal year 2000 in the Base Business operations was primarily the result of increased legal, consulting and other expenses related to the merger with Newbridge and the sale of certain business operations and increased marketing expenses in pursuit of Government business. Marketing and administrative expenses for the Wireless Broadband operations for the second quarter of fiscal year 2000 were substantially equal to the expenses recorded in the second quarter of fiscal year 1999.

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

Interest Income. Interest income for the second quarter of fiscal 2000 increased to $0.5 million compared to $0.4 million of the second quarter of the previous fiscal year due to an increase in cash accounts resulting from receipt of a licensing fee received in the first quarter of fiscal year 2000.

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

Comparison of Six Months Ended September 30, 1999 and 1998 for continuing
-------------------------------------------------------------------------
operations
----------

Revenues. Revenues from continuing operations were $91.8 million and $69.7 million for the six months ended September 30, 1999 and 1998, respectively, representing an increase of 32%. Base business operations revenues increased by 31% from $67.7 million in the first six months of fiscal year 1999 to $88.5 million in the first six months of fiscal year 2000. The increase in revenues for the Base Business operations was primarily the result of $17.8 million in licensing fee, and the sale of commercial telecommunication chip and board level products totaling $8.3 million for the first six months of fiscal 2000, up from $4.7 million achieved during the first half of the previous fiscal year. This increase was significantly offset by a $6.0 million decrease in commercial engineering services. The Wireless Broadband operations revenues increased from $2.0 million in the first six months of fiscal 1999 to $3.3 million in the first six months of fiscal 2000 primarily due to the second quarter shipment of $1.1 million of LMDS production hardware.

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

Marketing and Administrative. Marketing and administrative expenses were $10.1 million and $7.5 million for the first six months of fiscal 2000 and 1999, respectively. The increase in cost was primarily in the Base Business operations as a result of increased legal expenses associated with a patent infringement case brought by the Company against Broadcom Corporation and legal, consulting and other expenses related to the merger with Newbridge and the sale of certain business operations and increased marketing expenses in pursuit of Government business. The patent infringement case was settled during the latter part of the first quarter of fiscal 2000. Marketing and administrative expenses for the Wireless Broadband operations for the first six months of fiscal year 2000 were substantially equal to the expenses recorded in the first six months of fiscal year 1999.

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

Bookings and Backlog
--------------------

Funded bookings of continuing operations were $36.4 million and $22.3 million for the second quarter of fiscal 2000 and 1999, respectively, and $91.1 million and $57.3 million for the six months ended September 30, 1999 and 1998, respectively. Bookings were derived from both the Company's commercial operations as well as its government business operations. At the end of the second quarter of fiscal 2000 and 1999, backlog for continuing operations stood at $89.9 million and $66.9 million, respectively. The Company's bookings and backlog are largely dependent upon the timing of funding by its Government customers. The Company anticipates that the Government will provide additional funding on several of its contracts in future quarters.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     No.       Description
     ---       -----------

     2.1 Amended and Restated Agreement and Plan of Merger, dated as of June 22, 1999, as amended as of August 20, 1999, and amended and restated as of November 10, 1999, by and between the Company, Newbridge and Saturn

               Acquisition Corp.

     2.2 Asset Purchase Agreement, dated as of September 22, 1999 by and between the Company and ITT Industries, Inc., (incorporated by reference from the Current Report on Form 8-K dated September 22, 1999 (File No. 001-11473), filed on September 28, 1999)

     3.1 Certificate of Incorporation, as amended (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999)

     3.2 Bylaws, as amended (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
               1999)


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


Stanford Telecommunications, Inc.
(Registrant)


    /s/ Jerome F. Klajbor
-----------------------------
Jerome F. Klajbor
Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer)
November 16, 1999

                                 EXHIBIT INDEX


     No.       Description
     ---       -----------

     2.1 Amended and Restated Agreement and Plan of Merger, dated as of June 22, 1999, as amended as of August 20, 1999, and amended and restated as of November 10, 1999, by and between the Company, Newbridge and Saturn Acquisition Corp.

     2.2 Asset Purchase Agreement, dated as of September 22, 1999 by and between the Company and ITT Industries, Inc., (incorporated by reference from the Current Report on Form 8-K dated September 22, 1999 (File No. 001-11473), filed on September 28, 1999)

     3.1 Certificate of Incorporation, as amended (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999)

     3.2 Bylaws, as amended (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
               1999)

     27.1      Financial Data Schedule